Form 10-Q
period 2022-09-30
BLUE DOLPHIN ENERGY CO
filed 2022-11-14
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 14, 2022: 14,921,968

Blue Dolphin Energy Company	September 30, 2022 │Page 2

Glossary of Terms

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and/or LEH and its affiliates (including LMT and LTRI). Together, Jonathan Carroll and LEH owned approximately 83% of the Common Stock as of the filing date of this report.

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

BDEC Term Loan Due 2051 (as modified).  An EIDL dated May 4, 2021 between Blue Dolphin and the SBA in the original principal amount of $0.5 million; the note was modified in February 2022 to increase the principal amount by $1.5 million to $2.0 million; additional principal used for working capital; interest accrues at 3.75%; maturity date May 2051; monthly principal and interest payment $0.01 million; payments deferred first thirty (30) months; interest accrues during deferral period; first payment due November 2023; loan not forgivable; security includes all tangible and intangible personal property, including, but not limited to inventory, equipment, instruments, chattel paper, documents, letter of credit rights, accounts, deposit accounts, commercial tort claims, general intangibles, and as-extracted collateral; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

Board. Board of Directors of Blue Dolphin.

Blue Dolphin Energy Company	September 30, 2022│Page 3

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

CIP.  Construction in progress.

COVID-19.  An infectious disease caused by a coronavirus called SARS-CoV-2; first identified in 2019 in Wuhan, the capital of China's Hubei province; the disease spread globally, resulting in a pandemic.

Common Stock.  Blue Dolphin common stock, par value $0.01 per share.  Blue Dolphin has 20,000,000 shares of Common Stock authorized and 14,897,377 shares of Common Stock issued and outstanding as of the filing date of this report.

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

Crude distillation tower. A tall column-like vessel in which crude oil and condensate is heated and its vaporized components are distilled by means of distillation trays. This process refines crude oil and other inputs into intermediate and finished petroleum products; commonly referred to as a crude distillation unit or an atmospheric distillation unit.

Crude oil. A mixture of thousands of chemicals and compounds, primarily hydrocarbons. Crude oil quality is measured in terms of density (light to heavy) and sulfur content (sweet to sour). Crude oil must be broken down into its various components by distillation before use as fuels or conversion to other products.

Crude Supply Agreement. Crude Supply Agreement between Pilot and LE dated May 7, 2019, as amended on November 11, 2019, which agreement was assigned by Pilot to Tartan pursuant to an Assignment of Contract dated March 20, 2020.

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

Distillation. The first step in the refining process whereby crude oil and condensate are heated at atmospheric pressure in the base of a distillation tower. As the temperature increases, the various compounds vaporize in succession at their various boiling points and then rise to prescribed levels within the tower based on their densities (from lightest to heaviest). They then condense in distillation trays and are drawn off individually for further refining. Distillation is also used at other points in the refining process to remove impurities.

Downtime. Scheduled and/or unscheduled periods in which the crude distillation tower is not operating. Downtime may occur for a variety of reasons, including severe weather, power failures, and preventive maintenance.

EIA.  Energy Information Administration.

Blue Dolphin Energy Company	September 30, 2022│Page 4

Glossary of Terms

EIDL.  Economic Injury Disaster Loan; provides economic relief to businesses that experienced a temporary loss of revenue due to COVID-19.

EPA.  Environmental Protection Agency.

Eagle Ford Shale. A hydrocarbon-producing geological formation extending across South Texas from the Mexican border into East Texas.

Equipment Loan Due 2025.  Installment sales contract dated October 13, 2020 between LE and Texas First in the original principal amount of $0.7 million; loan represents conversion of prior equipment (backhoe) rental agreement with option to purchase at maturity; interest accrues at 4.50%; maturity date October 2025; monthly principal and interest payment $0.0013 million; security includes first priority lien in the equipment; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

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

Freeport facility.  Consists of processing units for: (i) crude oil and natural gas separation and dehydration, (ii) natural gas processing, treating, and redelivery, and (iii) vapor recovery; also includes two onshore pipelines and 162 acres of land in Freeport, Texas; facility is currently inactive.

GNCU.  Greater Nevada Credit Union.

Greenhouse gases.  Molecules in the Earth’s atmosphere such as carbon dioxide, methane, and chlorofluorocarbons which warm the atmosphere because they absorb some of the thermal radiation emitted from the Earth’s surface.

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

IBLA.  Interior Board of Land Appeals.

INC.  Incident of Noncompliance issued by BOEM and/or BSEE.

Ingleside.  Ingleside Crude, LLC, an affiliate of Jonathan Carroll.

Intercompany processing fees. Fees associated with an intercompany tolling agreement tied to naphtha volumes.

Intermediate petroleum products.  A petroleum product that might require further processing before being saleable to the ultimate consumer; further processing might be done by the producer or by another processor. Thus, an intermediate petroleum product might be a final product for one company and an input for another company that will process it further.

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

Blue Dolphin Energy Company	September 30, 2022│Page 5

Glossary of Terms

June LEH Note. June 2017 promissory note between Blue Dolphin and LEH; for Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; interest accrues at 8% compounded annually; no covenants; matured January 2019; currently in default for failure to pay past due obligations at maturity.

Kissick Debt.  Previously referred to as the ‘Notre Dame Debt; loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the original principal amount of $8.0 million; debt held by John Kissick as of the date of this report; pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce LE’s prior obligation to GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC; under a 2015 subordination agreement, John Kissick agreed to subordinate his right to payments and security interest, as well as liens on the Nixon facility’s business assets, in favor of Veritex as holder of the LE Term Loan Due 2034; interest accrues at 16%; no covenants; matured January 2019; security includes subordinated deed of trust that encumbers the crude distillation tower and general assets of LE; currently in default for failure to pay past due obligations at maturity.

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

LE Term Loan Due 2034.  Loan Agreement dated June 22, 2015, between LE, Veritex, and guarantors in the original principal amount of $25.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ Prime plus 2.75%; maturity date June 2034; monthly principal and interest payment $0.2 million; purpose of loan was loan refinance and Nixon facility capital improvements; loan 100% USDA-guaranteed; security includes first priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory), assignment of all Nixon facility contracts, permits, and licenses, absolute assignment of Nixon facility rents and leases, including storage tank rental income, and a $0.5 million life insurance policy on Jonathan Carroll; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; currently in default for failing to make principal and interest payments, failing to replenish a $1.0 million payment reserve account, and events of default under other secured loan agreements with Veritex; covenant violations relate to debt service coverage ratio, current ratio, and debt to net worth ratio.

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

LEH.  Lazarus Energy Holdings, LLC, an affiliate of Jonathan Carroll and controlling shareholder of Blue Dolphin as of the date of this report.

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

LMT.  Lazarus Marine Terminal I, LLC, an affiliate of LEH.

LRM.  Lazarus Refining & Marketing, LLC, a wholly owned subsidiary of Blue Dolphin.

Blue Dolphin Energy Company	September 30, 2022 │Page 6

Glossary of Terms

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

LRM Term Loan Due 2034.  Loan Agreement dated December 4, 2015, between LRM, Veritex, and guarantors in the original principal amount of $10.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ plus 2.75%; maturity date December 2034; monthly principal and interest payment $0.1 million; purpose of loan to refinance bridge loan and Nixon facility capital improvements; loan 100% USDA-guaranteed; security includes second priority lien on rights of LE in crude distillation tower and other collateral of LE, first priority lien on real property interests of LRM, first priority lien on all LRM fixtures, furniture, machinery, and equipment, first priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified storage tanks for which Veritex has a second priority lien, and all other collateral as described in the security agreements; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; currently in default for failing to make principal and interest payments and events of default under other secured loan agreements with Veritex; covenant violations relate to debt service coverage ratio, current ratio, and debt to net worth ratio.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 7

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

Operating days. Represents the number of days in a period in which the crude distillation tower operated. Operating days are calculated by subtracting downtime in a period from calendar days in the same period.

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

PHMSA.  Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation.

Pilot.  Pilot Travel Centers LLC, a Delaware limited liability company.

Preferred Stock.  Blue Dolphin preferred stock, par value $0.10 per share.  Blue Dolphin has 2,500,000 shares of Preferred Stock authorized and no shares of Preferred Stock issued and outstanding as of the filing date of this report.

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

ROU.  Right-of-use.

SBA.  Small Business Administration.

SEC. Securities and Exchange Commission.

Securities Act.  The Securities Act of 1933, as amended.

Segment contribution margin (deficit). For the refinery operations segment, represents refined product sales minus intercompany processing fees minus refinery operations costs and expenses. For the tolling and terminaling segment, represents storage tank rental and ancillary services fees plus intercompany processing fees minus tolling and terminaling costs and expenses. Intercompany processing fees are associated with an intercompany tolling agreement tied to naphtha volumes.

Significant customer. A customer who represents more than 10% of our total revenue from operations.

Blue Dolphin Energy Company	September 30, 2022 │Page 8

Glossary of Terms

Sour crude. Crude oil containing sulfur content of more than 0.5%.

Stabilizer unit. A distillation column intended to remove the lighter boiling compounds, such as butane or propane, from a product.

Sulfur. Present at various levels of concentration in many hydrocarbon deposits, such as petroleum, coal, or natural gas. Also, produced as a by-product of removing sulfur-containing contaminants from natural gas and petroleum. Some of the most commonly used hydrocarbon deposits are categorized based on their sulfur content, with lower sulfur fuels selling at a higher, premium price and higher sulfur fuels selling at a lower, discounted price.

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

Turnaround. Scheduled large-scale maintenance activity wherein an entire process unit, and sometimes the entire plant, is taken offline for a week or more for comprehensive revamp and renewal.

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

WHO.  World Health Organization.

WSJ prime rate.  A measure of the U.S. prime rate as defined by the Wall Street Journal.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	September 30, 2022 │Page 9

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

Business and Industry

•	Our going concern status.
•	Financial challenges due to defaults under our secured loan agreements, margin volatility, historical net losses, and working capital and equity deficits.
•	Substantial debt in current liabilities, all of which is currently in default.
•	Ability to regain compliance with the terms of our outstanding indebtedness.
•	Increased costs of capital or a reduction in the availability of credit.
•	Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.
•	Public health threats, pandemics, and epidemics, such as COVID-19, and the adverse impacts on our business, financial condition, results of operations, and liquidity.
•	Affiliate Common Stock ownership and transactions that could cause conflicts of interest.
•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.
•	Geographical concentration of our assets and customers in West Texas.
•	Competition from companies with more significant financial and other resources.
•	Environmental laws and regulations that may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.
•	Strict laws and regulations regarding personnel and process safety.
•	Market changes in insurance that impact premium costs and available coverages.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.
•	Actual or potential terrorist threats, activist incidents, cyber-security breaches, or acts of war that could affect our business.
•	Actual or potential security threats.
•

Uncertainty regarding the impact of current and future sanctions imposed by governments and other authorities, including the United States, the European Union, and the United Kingdom in response to the Russian military conflict with Ukraine.

•	General economic, political, or regulatory developments, including inflation, interest rates, or changes in governmental policies relating to refined petroleum products, crude oil, or taxation.

Downstream and Midstream Operations

•	Commodity price and refined product demand volatility, which can adversely affect our refining margins.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.
•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.

Blue Dolphin Energy Company	September 30, 2022 │Page 10

Important Information Regarding Forward Looking Statements

•	Equipment failure and maintenance, which lead to operational downtime.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.
•	Failure to effectively execute new business strategies, such as renewable fuels.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.
•	Critical personnel loss, labor actions, and workplace safety issues.
•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Assessment of penalties by regulatory agencies, such as OSHA and the TCEQ, for violations.
•	Regulatory changes and other measures for the reduction of greenhouse gas emissions, including carbon dioxide.
•	Our ability to effect and integrate potential acquisitions.

Pipeline and Facilities and Oil and Gas Assets

•	Assessment of civil penalties by BOEM for our failure to satisfy orders to provide additional financial assurance (supplemental pipeline bonds) within the time prescribed.

•	Assessment of civil penalties by BSEE for our failure to decommission pipeline and platform assets within the time prescribed.

•	Our estimates of future AROs related to our pipeline and facilities assets, which may increase.

Common Stock

•	Fluctuations in our stock price that may result in a substantial investment loss.

•	Declines in our stock price due to share sales.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 11

Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2022	2021

	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,294	$9
Restricted cash	-	48
Accounts receivable, net	87	126
Prepaid expenses and other current assets	5,202	2,433
Deposits	110	110
Inventory	19,596	3,098
Total current assets	31,289	5,824

LONG-TERM ASSETS
Total property and equipment, net	58,084	59,923
Operating lease right-of-use assets, net	197	332
Surety bonds	230	230
Total long-term assets	58,511	60,485

TOTAL ASSETS	$89,800	$66,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$43,105	$42,953
Long-term debt, related party, current portion (in default)	14,425	20,042
Interest payable	9,457	8,689
Interest payable, related party	3,934	3,454
Accounts payable	1,569	2,548
Accounts payable, related party	155	155
Current portion of lease liabilities	211	215
Income taxes payable	224	-
Asset retirement obligations, current portion	3,675	-
Accrued expenses and other current liabilities	8,943	6,225
Total current liabilities	85,698	84,281

LONG-TERM LIABILITIES
Asset retirement obligations	-	3,461
Long-term lease liabilities, net of current	-	156
Unearned contract renewal income, net of current	773	1,200
Long-term debt, net of current portion	2,326	838
Total long-term liabilities	3,099	5,655

TOTAL LIABILITIES	88,797	89,936

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,897,377 and 12,693,514
shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	149	127
Additional paid-in capital	39,728	38,457
Accumulated deficit	(38,874)	(62,211)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,003	(23,627)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89,800	$66,309

(1) Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At both September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2022 │Page 12

Financial Statements

Consolidated Statements of Operations(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$127,349	$79,466	$372,314	$206,467
Tolling and terminaling	920	924	2,760	2,777

Total revenue from operations	128,269	80,390	375,074	209,244

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	113,664	78,312	332,378	204,594
Other conversion costs	4,570	1,802	9,242	5,609
Total cost of goods sold	118,234	80,114	341,620	210,203

Gross profit (loss)	10,035	276	33,454	(959)

COST OF OPERATIONS
LEH operating fee, related party	258	126	568	381
Other operating expenses	57	83	125	187
General and administrative expenses	564	649	1,835	1,919
Depletion, depreciation and amortization	699	693	2,099	2,079
Impairment of assets	114	-	114	-
Bad debt expense	62	-	62	-
Accretion of asset retirement obligations	34	-	100	-

Total cost of operations	1,788	1,551	4,903	4,566

Gain (loss) from operations	8,247	(1,275)	28,551	(5,525)

OTHER INCOME (EXPENSE)

Easement, interest and other income	-	-	-	2
Interest and other expense	(1,730)	(1,654)	(4,990)	(4,722)
Gain on extinguishment of debt	-	-	-	43
Total other expense	(1,730)	(1,654)	(4,990)	(4,677)

Gain (loss) before income taxes	6,517	(2,929)	23,561	(10,202)

Income tax expense	(68)	-	(224)	-

Net Income (loss)	$6,449	$(2,929)	$23,337	$(10,202)

Income (loss) per common share:
Basic	$0.43	$(0.23)	$1.69	$(0.80)
Diluted	$0.43	$(0.23)	$1.69	$(0.80)

Weighted average number of common shares outstanding:
Basic	14,825,763	12,693,514	13,797,701	12,693,514
Diluted	14,825,763	12,693,514	13,797,701	12,693,514

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2022 │Page 13

Financial Statements

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three and Nine Months Ended September 30, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares Issued	Amount	Capital	Deficit	Total
	(in thousands except share amounts)

Balance at December 31, 2021	12,693,514	$127	$38,457	$(62,211)	$(23,627)

Net income	-	-	-	3,478	3,478

Balance at March 31, 2022	12,693,514	$127	$38,457	$(58,733)	$(20,149)

Common stock issued for services	252,447	2	129	-	131
Common stock issued for extinguishment
of related-party debt	1,853,080	19	945	-	964
Net income	-	-	-	13,410	13,410

Balance at June 30, 2022	14,799,041	$148	$39,531	$(45,323)	$(5,644)

Common stock issued for extinguishment of related-party debt	98,336	1	197	-	198
Net income	-	-	-	6,449	6,449

Balance at September 30, 2022	14,897,377	$149	$39,728	$(38,874)	$1,003

Three and Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares Issued	Amount	Capital	Deficit	Total
	(in thousands except share amounts)

Balance at December 31, 2020	12,693,514	$127	$38,457	$(49,370)	$(10,786)

Net loss	-	-	-	(3,174)	(3,174)

Balance at March 31, 2021	12,693,514	$127	$38,457	$(52,544)	$(13,960)

Net loss	-	-	-	(4,099)	(4,099)

Balance at June 30, 2021	12,693,514	$127	$38,457	$(56,643)	$(18,059)

Net loss	-	-	-	(2,929)	(2,929)

Balance at September 30, 2021	12,693,514	$127	$38,457	$(59,572)	$(20,988)

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2022 │Page 14

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$23,337	$(10,202)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	2,099	2,079
Accretion of asset retirement obligations	100	-
Amortization of debt issue costs	153	96
Guaranty fees paid in kind	456	456
Related-party interest expense paid in kind	538	826
Deferred revenues and expenses	(427)	(207)
Loss on issuance of shares	357	-
Bad debt (recovery of bad debt)	62	-
Impairment of assets	114	-
Gain on extinguishment of debt	-	(43)
Changes in operating assets and liabilities
Accounts receivable	(23)	151
Prepaid expenses and other current assets	(2,769)	2,133
Deposits and other assets	-	14
Inventory	(16,498)	(26)
Accounts payable, accrued expenses and other liabilities	3,148	5,141
Net cash provided by operating activities	10,647	418

INVESTING ACTIVITIES
Capital expenditures	(102)	-
Net cash used in investing activities	(102)	-

FINANCING ACTIVITIES
Proceeds from debt	1,500	500
Payments on debt principal	(12)	(13)
Net activity on related-party debt	(5,796)	209
Net cash provided by (used in) financing activities	(4,308)	696
Net change in cash, cash equivalents, and restricted cash	6,237	1,114

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	57	1,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,294	$2,225

Supplemental Information:
Non-cash investing and financing activities:
Financing of line of credit via related-party debt	$-	$2,317
Issuance of shares for services and/or to extinguish debt	$936	$-
Related-party debt settled through related-party accounts receivable	$10,658	$5,225
Line of credit financed by offsetting tank leases less interest	$-	$971
Interest paid	$1,893	$727
Income taxes paid (refunded)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2022 │Page 15

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

Affiliates

Affiliates controlled approximately 83% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate operates and manages all Blue Dolphin assets and funds working capital requirements during periods of working capital deficits.  In addition, an Affiliate is a significant customer of our refined products.  Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits, as discussed more fully below. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt.  If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing a petition for bankruptcy.

Defaults Under Secured Loan Agreements.  We are currently in default under certain of our secured loan agreements with third parties and related parties.  As a result, the debt associated with these obligations was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2022 and December 31, 2021.  See “Notes (3) and (10)” for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 16

Notes to Consolidated Financial Statements

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on the trading prices of our Common Stock and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding existing defaults and continues to actively discuss potential restructuring and refinancing opportunities.  See “Note (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Related-Party Defaults

•

Notes and Loan Agreement – As of the filing date of this report, Blue Dolphin was in default related to past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 83% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin assets, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Substantial Current Debt

Excluding accrued interest, we had current debt of $57.5 million and $63.0 million, respectively, as of September 30, 2022 and December 31, 2021.  Current debt consists of bank debt, investor debt, and related party debt.  Substantial current debt is primarily the result of secured loan agreements being in default.  As a result, these debt obligations were classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2022 and December 31, 2021.

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

In March 2020, the WHO declared the outbreak of COVID-19 a pandemic, and thereafter the U.S. economy experienced pronounced adverse effects as the virus spread globally. Considerable progress was made to combat COVID-19 and its multiple variants. While domestic demand and refining margins improved during the nine months ended September 30, 2022, the future impact of COVID-19 remains unknown. Based on recent outbreaks in China, a global resurgence of the virus could negatively impact population health, commodity prices, and oil and product demand and supply worldwide.

In February 2022, Russia invaded neighboring Ukraine. The military conflict caused turmoil in global commodity markets, injecting even more uncertainty into a global economy recovering from the effects of COVID-19.  As Russia is a major international producer and exporter of crude oil, sanctions imposed on Russia resulted in global tightening of refined product inventories and crude stocks, which caused refining margins to widen significantly. These conditions contributed to a significant improvement in our refining operating results in the three and nine months ended September 30, 2022 compared to the same periods a year earlier. However, the long term effect of the military conflict remains unclear due to uncertainty surrounding the war’s duration and the level and length of international sanctions on Russia.

Recent data indicates a sharp rise in inflation in the U.S. and globally. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus, or fiscal policies, and increasing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We have observed higher costs for feedstocks, labor, and materials used in our business. We cannot predict the effect of rising interest rates, concerns of a recession, and higher inflation on demand for our refined petroleum products.

COVID-19, the Russian military conflict with Ukraine, and inflation continue to evolve, and the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence.

Historic Net Losses and Working Capital and Equity Deficits

Net Income (Losses).  Although we historically had net losses, we had net income of $6.4 million for the three months ended September 30, 2022 compared to a net loss of $2.9 million for the three months ended September 30, 2021. We had net income of $23.3 million for the nine months ended September 30, 2022 compared to a net loss of $10.2 million for the nine months ended September 30, 2021. The significant improvement for the three and nine-month comparative periods resulted from improved refining margins associated with supply contraction and strong demand.  While refining margins improved significantly for both three- and nine-month periods ended September 30, 2022, the general outlook for the remainder of the year remains uncertain, and we can provide no assurances that refining margins and demand will remain at current levels.

Blue Dolphin Energy Company	September 30, 2022 │Page 17

Notes to Consolidated Financial Statements

Working Capital Deficits.  Historically, we had working capital and equity deficits. Although we had $54.4 million and $78.5 million in working capital deficits at September 30, 2022 and December 31, 2021, respectively, excluding the current portion of long-term debt, we had $3.1 million in working capital and $15.5 million in working capital deficits at September 30, 2022 and December 31, 2021, respectively. The significant improvement in working capital between the periods was primarily due to favorable refining margins and increased gross profit. During the three and nine months ended September 30, 2022, continued liquidity improvement tied to favorable market conditions enabled us to increasingly meet our needs through cash flow from operations.

Cash and cash equivalents totaled $6.3 million and $0.01 million at September 30, 2022 and December 31, 2021, respectively.  Restricted cash (current portion) totaled $0 and $0.05 million at September 30, 2022 and December 31, 2021, respectively. The increase in cash and cash equivalents at September 30, 2022 was the result of market-driven inventory management. Management anticipates that the cash reserve will be utilized in the near term to repay past-due amounts owed to Veritex.

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

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital to meet contractual, operational, regulatory, and safety needs and having favorable margins on refined products. COVID-19, the Russian military conflict with Ukraine, and inflation continue to evolve, and the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of confidence.

Management continues to take steps to mitigate risk, avoid business disruptions, manage cash flow, and remain competitive in a volatile commodity price environment.  Mitigation steps include: adjusting throughput and production based on market conditions, optimizing inventory levels based on demand, managing cash flow, and delaying capital expenditures.  To safeguard personnel, we offer remote work where possible and request that personnel practice social distancing, mask-wearing, and other site-specific precautionary measures when needed. We also encourage personnel to receive vaccines.

We can provide no guarantees that: our business strategy will be successful, favorable refining margins will continue, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable.  Further, if third parties exercise their rights and remedies under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. Operating results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or for any other period.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 18

Notes to Consolidated Financial Statements

Use of Estimates.  The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from those estimates. Uncertainty concerning COVID-19, the Russian military conflict with Ukraine, inflation, volatility in commodity prices, and severe weather impacts associated with climate change have impacted and likely will continue to impact our business.  We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of September 30, 2022 and through the filing date of this report.  The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, AROs, inventory and related reserves, deferred tax asset reserves, and the carrying value of long-lived assets.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	September 30,	December 31,
	2022	2021
	(in thousands)

Cash and cash equivalents	$6,294	$9
Restricted cash	-	48
	$6,294	$57

The increase in cash and cash equivalents at September 30, 2022 was the result of market-driven inventory management. Management anticipates that the cash reserve will be utilized in the near term to repay past-due amounts owed to Veritex.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts.  Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0.06 million at September 30, 2022 and $0 at December 31, 2021.

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

Pipelines and Facilities. We record our pipelines and facilities at cost less any adjustments for depreciation or impairment.  We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at December 31, 2016.  During the twelve months ended December 31, 2021, we recorded an additional impairment of $1.1 million due to a change in the estimated future cost and timing of decommissioning these assets. During the nine months ended September 30, 2022, we recorded an additional impairment of $0.1 million due to an additional change in the timing of decommissioning these assets.  Our pipelines and facilities assets are inactive.  Decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19. BSEE mandated that decommissioning occur prior to June 1, 2023.

Blue Dolphin Energy Company	September 30, 2022 │Page 19

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

Tolling and Terminaling Revenue. Tolling and terminaling revenue represents fees under (i) storage tank agreements, whereby a customer agrees to pay a certain fee per storage tank based on tank size over time for the storage of products and (ii) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for the use of the naphtha stabilizer unit.

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

Revenue from storage tank customers may, from time to time, include fees for ancillary services, such as in-tank and tank-to-tank blending.  These services are considered optional to the customer.  The fixed cost under the customer’s storage tank agreement does not include ancillary services fees.  We consider ancillary services as a separate performance obligation under the storage tank agreement. We satisfy the performance obligation and recognize the associated fee when we complete the requested service.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 20

Notes to Consolidated Financial Statements

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

A significant piece of objective negative evidence evaluated was cumulative losses incurred over the three-year period ended September 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Based on this evaluation, we recorded a valuation allowance against the deferred tax assets for which realization was not deemed more likely than not as of September 30, 2022 and December 31, 2021. In addition, we have NOL carryforwards that remain available for future use.  See “Note (13)” to our consolidated financial statements for more information related to income taxes.

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

Commodity price market volatility associated with COVID-19, the Russian military conflict with Ukraine, and inflation could affect the value of certain of our long-lived assets.  Management evaluated refinery and facilities assets for impairment as of December 31, 2021.  We did not record any impairment of our long-lived assets for the periods presented. However, impairment may be required in the future if losses are material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

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

New Pronouncements Adopted. During the three months ended September 30, 2022, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.  No new pronouncements that have been issued, but are not yet effective, are expected to have a material impact on our financial position, results of operations, or liquidity.

Blue Dolphin Energy Company	September 30, 2022 │Page 21

Notes to Consolidated Financial Statements

(3) Related-Party Transactions

Affiliate Operational Agreements Summary

Blue Dolphin and certain of its subsidiaries are parties to several operational agreements with Affiliates, including the Amended and Restated Operating Agreement, BDSC-LEH Office Sub-Lease Agreement, and the Jet Fuel Sales Agreement.

Working Capital

We historically relied on Affiliates for funding during periods of working capital deficits.  We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party. During the three and nine months ended September 30, 2022, continued liquidity improvement tied to favorable market conditions enabled us to increasingly meet our needs through cash flow from operations.

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts payable, related party.  Accounts payable, related party to LTRI related to the purchase of refinery equipment totaling $0.2 million at both September 30, 2022 and December 31, 2021.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	September 30,	December 31,
	2022	2021
	(in thousands)
LEH
June LEH Note (in default)	$7,343	$12,672
BDPL-LEH Loan Agreement (in default)	7,934	7,454
LEH Total	15,277	20,126
Ingleside
March Ingleside Note (in default)	1,103	1,066
Jonathan Carroll
March Carroll Note (in default)	1,979	2,304
	18,359	23,496

Less: Long-term debt, related party, current portion (in default)	(14,425)	(20,042)
Less: Accrued interest payable, related party (in default)	(3,934)	(3,454)

As indicated in the table below, the $5.3 million reduction associated with the June LEH Note reflects transactions related to the Jet Fuel Sales Agreement and the Amended and Restated Operating Agreement.

June LEH Note
(in default)
(in thousands)

Balance at December 31, 2021	$12,672

Related-party receivables settled against related-party provided working capital	(10,658)
Blue Dolphin operating costs and related LEH management fee under
Amended and Restated Operating Agreement	5,329

Balance at September 30, 2022	$7,343

The $0.3 million reduction associated with the March Carroll Note reflects payment in common stock to Jonathan Carroll pursuant to the LE Amended and Restated Guaranty Fee Agreement and the LRM Amended and Restated Guaranty Fee Agreement. See “Note (15)” and “Note (16)” to our consolidated financial statements for additional information regarding the share issuance and guaranty fee payments.

See “Notes (1) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company	September 30, 2022 │Page 22

Notes to Consolidated Financial Statements

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$48,264	37.6%	$24,214	30.1%	$134,119	35.8%	$61,271	29.3%
Third-Parties	79,085	61.7%	55,252	68.7%	238,195	63.5%	145,196	69.4%
Tolling and terminaling
Third-Parties	920	0.7%	924	1.2%	2,760	0.7%	2,777	1.3%
	$128,269	100.0%	$80,390	100.0%	$375,074	100.0%	$209,244	100.0%

Interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034 (in default)	$108	$108	$324	$323
Second Term Loan Due 2034 (in default)	45	45	135	134
March Carroll Note (in default)	29	33	90	94
LEH
BDPL-LEH Loan Agreement (in default)	160	160	480	480
June LEH Note (in default)	94	293	390	690
Ingleside
March Ingleside Note (in default)	14	14	42	42
	$450	$653	$1,461	$1,763

Other.  BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended September 30, 2022 and 2021.  BDSC received sublease income from LEH totaling $0.03 million for both nine-month periods ended September 30, 2022 and 2021.

The LEH operating fee, related party increased to approximately $0.3 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021. The LEH operating fee, related party was $0.6 million for the nine-month period ended September 30, 2022 compared to $0.4 million for the nine-month period ended September 30, 2021. The increases for both the three and nine-month comparative periods coincided with increased cost of goods sold during the same periods.

(4) Revenue and Segment Information

We have two reportable business segments: (i) refinery operations, which derives revenue from refined product sales, and (ii) tolling and terminaling, which derives revenue from storage tank rental fees, ancillary services fees (such as for in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer at the Nixon refinery. ‘Corporate and other’ as presented in the segment information includes BDSC, BDPL, and BDPC.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 23

Notes to Consolidated Financial Statements

Contract Liabilities.  Our contract liabilities consist of unearned revenue from customers in the form of prepayments.  We include unearned revenue in accrued expenses and other current liabilities on our consolidated balance sheets.  See “Note (9)” to our consolidated financial statements for more information related to unearned revenue.

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Segment Information.  Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Refinery operations	$127,349	$79,466	$372,314	$206,467
Tolling and terminaling	920	924	2,760	2,777
Total revenue from operations	128,269	80,390	375,074	209,244

Intercompany processing fees(1)
Refinery operations	(663)	(650)	(1,991)	(1,797)
Tolling and terminaling	663	650	1,991	1,797
Total intercompany processing fees	-	-	-	-

Operation costs and expenses(2)
Refinery operations	(117,655)	(79,593)	(339,849)	(208,936)
Tolling and terminaling	(580)	(521)	(1,772)	(1,267)
Corporate and other	(57)	(83)	(125)	(187)
Total operation costs and expenses	(118,292)	(80,197)	(341,746)	(210,390)

Segment contribution margin (deficit)
Refinery operations	9,031	(777)	30,474	(4,266)
Tolling and terminaling	1,003	1,053	2,979	3,307
Corporate and other	(57)	(83)	(125)	(187)
Total segment contribution margin (deficit)	9,977	193	33,328	(1,146)

General and administrative expenses(3)
Refinery operations	(426)	(282)	(1,021)	(848)
Tolling and terminaling	(132)	(70)	(255)	(206)
Corporate and other	(473)	(423)	(1,402)	(1,246)
Total general and administrative expenses	(1,031)	(775)	(2,678)	(2,300)

Depreciation and amortization
Refinery operations	(305)	(302)	(918)	(906)
Tolling and terminaling	(342)	(340)	(1,026)	(1,020)
Corporate and other	(52)	(51)	(155)	(153)
Total depreciation and amortization	(699)	(693)	(2,099)	(2,079)

Interest and other non-operating expenses, net(4)
Refinery operations	(972)	(747)	(2,392)	(2,053)
Tolling and terminaling	(321)	(384)	(1,148)	(1,284)
Corporate and other	(437)	(523)	(1,450)	(1,340)
Total interest and other non-operating expenses, net	(1,730)	(1,654)	(4,990)	(4,677)

Income (loss) before income taxes
Refinery operations	7,328	(2,108)	26,143	(8,073)
Tolling and terminaling	208	259	550	797
Corporate and other	(1,019)	(1,080)	(3,132)	(2,926)
Total income (loss) before income taxes	6,517	(2,929)	23,561	(10,202)

Income tax expense	(68)	-	(224)	-

Net income (loss)	$6,449	$(2,929)	$23,337	$(10,202)

(1)	Fees associated with an intercompany tolling agreement tied to naphtha volumes.
(2)

Operation costs include cost of goods sold. Also, operation costs within: (a) tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance) and (b) corporate and other includes expenses related to BDSC, BDPC and BDPL.

(3)	General and administrative expenses within refinery operations include the LEH operating fee, impairment expense, and bad debt expense.
(4)

Corporate and other within interest and other non-operating expenses, net primarily reflects interest expense for the LE Amended and Restated Guaranty Fee Agreement, LRM Amended and Restated Guaranty Fee Agreement, June LEH Note, March Carroll Note, and March Ingleside Note. See “Note (3), ”“Note (15),” and “Note (16)” to our consolidated financial statements for additional information regarding guaranty fee agreements.

Blue Dolphin Energy Company	September 30, 2022 │Page 24

Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$56	$-	$102	$-
Tolling and terminaling	-	-	-	-
Corporate and other	-	-	-	-
Total capital expenditures	$56	$-	$102	$-

	September 30,	December 31,
	2022	2021
	(in thousands)
Identifiable assets
Refinery operations	$71,582	$44,939
Tolling and terminaling	17,151	19,878
Corporate and other	1,067	1,278
Total identifiable assets	$89,800	$66,095

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At September 30, 2022 and December 31, 2021, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $5.8 million and $0, respectively.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan.  The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil.  After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term).  Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term.  As of September 30, 2022, we received approximately 12.4 million bbls, or 50.3%, of the contracted total volume under the Crude Supply Agreement.

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

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2022	2	64%	$0
September 30, 2021	3	69%	$0

Nine Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2022	2	61%	$0
September 30, 2021	3	72%	$0

Blue Dolphin Energy Company	September 30, 2022 │Page 25

Notes to Consolidated Financial Statements

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms.  For the three months ended September 30, 2022 and 2021, the Affiliate accounted for approximately 38% and 30% of total revenue from operations, respectively.  For the nine months ended September 30, 2022 and 2021, the Affiliate accounted for approximately 36% and 29% of total revenue from operations, respectively.  The Affiliate represented $0 in accounts receivable at both September 30, 2022 and 2021, respectively.

Concentration of Customers.  Our customer base consists of refined petroleum product wholesalers.  Economic changes similarly affect our customers positively or negatively, which impacts our overall exposure to credit risk. Economic changes include the uncertainties related to COVID-19, the Russian military conflict with Ukraine, inflation, and the associated volatility in the global commodities markets.  Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3.  Occasionally we sell refined products to customers that export to other countries, such as low sulfur diesel to Mexico.  Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$-	0.0%	$9	0.0%	$-	0.0%	$21	0.0%
Naphtha	25,571	20.1%	20,440	25.7%	80,707	21.7%	49,928	24.1%
Jet fuel	48,264	37.9%	24,212	30.5%	134,119	36.0%	61,271	29.7%
HOBM	19,143	15.0%	17,607	22.2%	63,045	16.9%	49,282	23.9%
AGO	34,371	27.0%	17,198	21.6%	94,443	25.4%	45,965	22.3%
	$127,349	100.0%	$79,466	100.0%	$372,314	100.0%	$206,467	100.0%

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

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Prepaid crude oil and condensate	$3,836	$1,368
Prepaid insurance	1,235	953
Other prepaids	71	36
Prepaid easement renewal fees	60	76
	$5,202	$2,433

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	Septembeer 30,	December 31,
	2022	2021
	(in thousands)
HOBM	$18,051	$1,749
Crude oil and condensate	828	660
Naphtha	396	189
AGO	171	338
Chemicals	90	121
Propane	41	27
LPG mix	19	14
	$19,596	$3,098

Blue Dolphin Energy Company	September 30, 2022 │Page 26

Notes to Consolidated Financial Statements

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Refinery and facilities	$72,629	$72,583
Land	566	566
Other property and equipment	913	903
	74,108	74,052

Less: Accumulated depreciation and amortiation	(19,739)	(17,795)
	54,369	56,257

CIP	3,715	3,666
	$58,084	$59,923

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Unearned revenue from contracts with customers	$6,583	$4,388
Insurance	572	273
Unearned contract renewal income	480	400
Accrued fines and penalties	407	407
Taxes payable	297	136
Board of director fees payable	208	230
Other payable	223	218
Customer deposits	173	173
	$8,943	$6,225

(10) Third-Party Long-Term Debt

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$24,088	$23,789
LRM Term Loan Due 2034 (in default)	9,791	9,861
Kissick Debt (in default)	10,807	10,210
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,976	10,094
SBA EIDLs
BDEC Term Loan Due 2051	2,063	512
LE Term Loan Due 2050	159	156
NPS Term Loan Due 2050	159	156
Equipment Loan Due 2025	44	53
	57,087	54,831

Less: Current portion of long-term debt, net	(43,105)	(42,953)
Less: Unamortized debt issue costs	(2,199)	(2,351)
Less: Accrued interest payable	(9,457)	(8,689)
	$2,326	$838

Blue Dolphin Energy Company	September 30, 2022 │Page 27

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(922)	(821)
	$2,199	$2,351

Amortization expense was $0.05 million and $0.03 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $0.1 million and $0.09 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Kissick Debt (in default)	$5,829	$5,232
Veritex Loans
LE Term Loan Due 2034 (in default)	2,637	2,338
LRM Term Loan Due 2034 (in default)	889	959
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	136
SBA EIDLs
BDEC Term Loan Due 2051	63	12
LE Term Loan Due 2050	9	6
NPS Term Loan Due 2053	9	6
Equipment Loan Due 2025	3	-
	9,457	8,689
Less: Accrued interest payable (in default)	(9,457)	(8,689)
Long-term Interest Payable, Net of Current Portion	$-	$-

As reflected in the table above and elsewhere in this report, we are in default under the LE Term Loan Due 2034, LRM Term Loan Due 2034, NPS Term Loan Due 2031, and the Kissick Debt.  Defaults under these secured loan agreements permit the lender to declare the amounts owed under these loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available. The debt associated with these loan agreements was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2022 and December 31, 2021.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 28

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

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets, as well as plugging and abandoning our oil and gas properties.  We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment. During the twelve months ended December 31, 2021, we determined that the estimated future cost and timing of decommissioning these assets changed.  As a result, we recorded an increase in liability at December 31, 2021.  We recorded an additional increase in liability during the nine months ended September 30, 2022 due to a further change in timing; BSEE mandated that decommissioning must occur prior to June 1, 2023. We will recognize accretion expense through the anticipated decommissioning date.

ARO liability as of the dates indicated was as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)

AROs, at the beginning of the period	$3,461	$2,370
Changes in estimates of existing obligations	114	1,091
Accretion expense	100	-
	3,675	3,461
Less: AROs, current portion	(3,675)	-
Long-term AROs, at the end of the period	$-	$3,461

See “Note (15)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

(12) Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  The 68-month operating lease, with BDSC as lessee, expires in August 2023. BDSC had an option to extend the lease term for an additional five (5) year period. However, BDSC is considering the economic advantages of alternative locations.

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

An Affiliate, LEH, subleases a portion of the Houston office space.  BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended September 30, 2022 and 2021.  BDSC received sublease income from LEH totaling $0.03 million for both nine-month periods ended September 30, 2022 and 2021. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Blue Dolphin Energy Company	September 30, 2022 │Page 29

Notes to Consolidated Financial Statements

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

	September 30,	December 31,
Balance Sheet Location	2022	2021
	(in thousands)
Assets
Operating lease ROU assets Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets Operating lease ROU assets	(590)	(455)

Total lease labilities	197	332

Liabilities
Current
Operating lease
Current portion of lease liabilities	211	215

Noncurrent
Operating lease
Long-term lease liabilities, net of current	-	156
Total lease labilities	$211	$371

Weighted average remaining lease term in years
Operating lease	0.92
Weighted average discount rate
Operating lease	8.25%
Finance leases	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)

Operating lease costs	$51	$51	$154	$154
Total lease cost	$51	$51	$154	$154

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:	$50	$49	$151	$148
Operating cash flows for operating lease

As of September 30, 2022, maturities of lease liabilities for the periods indicated were as follows:

Operating
September 30,	Lease
(in thousands)
2023	$220
$220

Future minimum annual lease commitments that are non-cancelable:

Operating
September 30,	Lease
(in thousands)
2023	$220
$220

Blue Dolphin Energy Company	September 30, 2022 │Page 30

Notes to Consolidated Financial Statements

(13) Income Taxes

The Inflation Reduction Act ("IRA") was enacted into law on August 16, 2022.  The IRA imposes a 15% alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. We do not fall within the category of “applicable corporations” and are therefore exempt from payment of an alternative minimum tax.

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Current
Federal	$-	$-	$-	$-
State	(68)	-	(224)	-
Deferred
Federal	(1,257)	615	(5,152)	1,782
State	-	-	-	-
Change in valuation allowance	1,257	(615)	5,152	(1,782)

Total provision for income taxes	$(68)	$-	$(224)	$-

TMT is treated like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$12,472	$16,818
Business interest expense	3,973	4,680
Start-up costs (crude oil and condensate processing facility)	361	424
ARO liability/deferred revenue	772	727
Other	38	12
Total deferred tax assets	17,616	22,661

Deferred tax liabilities:
Basis differences in property and equipment	(8,149)	(7,945)
Total deferred tax liabilities	(8,149)	(7,945)
	9,467	14,716

Valuation allowance	(9,467)	(14,716)

Deferred tax assets, net	$-	$-

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

Blue Dolphin Energy Company	September 30, 2022 │Page 31

Notes to Consolidated Financial Statements

NOL Carryforwards. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2020	9,614	56,363	65,977

Net operating losses used and expired	(1,717)	9,148	7,431

Balance at December 31, 2021	$7,897	$65,511	$73,408

Net operating losses used and expired	(6,127)	(15,330)	(21,457)

Balance at September 30, 2022	$1,770	$50,181	$51,951

Valuation Allowance

. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At September 30, 2022 and December 31, 2021, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of September 30, 2022 and December 31, 2021.

We have NOL carryforwards that remain available for future use. At September 30, 2022 and December 31, 2021, there were no uncertain tax positions for which a reserve or liability was necessary.

(14) Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands,
	except share and per share amounts)

Net income (loss)	$6,449	$(2,929)	$23,337	$(10,202)

Earnings per share
Basic and diluted income (loss) per share	$0.43	$(0.23)	$1.69	$(0.80)
Basic and diluted shares used in computing earnings per share	14,825,763	12,693,514	13,797,701	12,693,514

Diluted EPS for the three months and six months ended September 30, 2022 and 2021 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.

Under certain of our secured loan agreements, we are restricted from declaring or paying any dividend on our Common Stock without the prior written consent of the lender. Historically, we have not declared any dividends on our Common Stock.

Blue Dolphin Energy Company	September 30, 2022 │Page 32

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

In August 2022, BSEE issued an INC to BDPL for failure to perform associated with decommissioning its main offshore pipeline and anchor platform. In addition, pursuant to a September 2022 letter, BSEE ordered BDPL to complete pipeline decommissioning and removal of the anchor platform by June 1, 2023.  If BDPL fails to complete decommissioning of the offshore pipeline and platform assets and/or remedy the INCs within a timeframe determined to be prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

We cannot currently estimate when decommissioning may occur or predict the outcome of the BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.  At September 30, 2022 and December 31, 2021, BDPL maintained $3.7 million and $3.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

Health, Safety and Environmental Matters

The operations of certain Blue Dolphin subsidiaries are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum products and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting and control of air emissions. These operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to obtain and comply with these permits or environmental, health, or safety laws could result in fines, penalties or other sanctions, or a revocation of our permits.

Share Issuances

We are obligated to issue shares of our Common Stock to: (i) Jonathan Carroll pursuant to the Guaranty Fee Agreements and (ii) non-employee directors for services rendered to the Board. Set forth below is information regarding the issuance of Common Stock related to these obligations during the three and nine months ended September 30, 2022:

On September 6, 2022, we issued an aggregate of 98,336 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement for monthly periods from April 2022 to June 2022. The average cost basis was $0.86, the low was $0.58, and the high was $1.26.

Blue Dolphin Energy Company	September 30, 2022 │Page 33

Notes to Consolidated Financial Statements

On May 12, 2022, we issued an aggregate of 1,853,080 restricted shares of Common Stock to Jonathan Carroll, which represents payment of the common stock component under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement for monthly periods from April 2020 through March 2022. The average cost basis was $0.42, the low was $0.27, and the high was $0.64.

On May 12, 2022, we also issued an aggregate of 252,447 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three-month periods ended September 30, 2020, March 31, 2021, September 30, 2021, and March 31, 2022. The average cost basis was $0.55, the low was $0.33, and the high was $0.91.

The securities issuances were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.  We recognized a loss on the issuance of shares of approximately $0.1 million and $0 for the three months ended September 30, 2022 and 2021, respectively. We recognized a loss on the issuance of shares of approximately $0.4 million and $0 for the nine months ended September 30, 2022 and 2021, respectively. See “Note (3)” and “Note (16)” to our consolidated financial statements for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement.

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

We are currently unable to predict the outcome of the BOEM INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.  At both September 30, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

OSHA Settlement Agreement.   In September 2022, we entered into an Informal Settlement Agreement with OSHA related to process safety management violations at the Nixon refinery.  Under the agreement, we agreed to pay penalties totaling $0.05 million by November 30, 2022.  Furthermore, we agreed to remediate identified violations on a progressive schedule from October 2022 to March 2023. Failure to abide by the terms of the agreed could result in additional fines.  We recorded a liability for the penalty in the amount of $0.05 million on our consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2022.

Blue Dolphin Energy Company	September 30, 2022 │Page 34

Notes to Consolidated Financial Statements

TCEQ Proposed Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount.  In May 2022, management met with the TCEQ to review the alleged solid hazardous waste violations.  As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a June 2022 letter.  As of the filing date of this report, we have not received further communications from the TCEQ.  We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021.

Pilot Dispute Related to Set-Off Payments.  In October 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit.  However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in set-off payments between Pilot and NPS.  As of the filing date of this report, the amount remained in dispute between the parties.

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

Resolved Matters.

None.

(16) Subsequent Events

Director Fees

On October 27, 2022, we issued an aggregate of 24,591 restricted shares of Common Stock to certain of our non-employee, independent directors, which represents payment for services rendered to the Board for the three-month periods ended September 30, 2022. The cost basis for the shares was $1.22.  The share payments were accrued at September 30, 2022.

Guaranty Fee Agreements Payment

On October 7, 2022, we made a cash payment to Jonathan Carroll in the amount of $0.2 million, which represents a fraction of the cash component owed under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement. Historically, management did not pay Jonathan Carroll the cash portion due to Blue Dolphin’s working capital deficits. We accrue the cash portion monthly, and we add the amount to the balance owed to Jonathan Carroll under the March Carroll Note.  The cash payment was accrued at September 30, 2022.

See “Note (15)” for additional disclosures related to director share issuances.  See “Note (3)” to our consolidated financial statements for additional information regarding guaranty fee payments.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2022 │Page 35

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

Affiliates

Affiliates controlled approximately 83% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate operates and manages all Blue Dolphin assets and has historically funded working capital requirements during periods of working capital deficits, and an Affiliate is a significant customer of our refined products.  Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates.  See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

General Trends and Outlook

We anticipate that the below key factors will continue to affect our business. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

COVID-19.  In March 2020, the WHO declared the outbreak of COVID-19 a pandemic, and thereafter the U.S. economy experienced pronounced adverse effects as the virus spread globally. Considerable progress was made to combat COVID-19 and its multiple variants. While domestic demand and refining margins improved during the nine months ended September 30, 2022, the future impact of COVID-19 remains unknown. Based on recent outbreaks in China, a global resurgence of the virus could negatively impact population health, commodity prices, and oil and product demand and supply worldwide.

Russian-Ukrainian Military Conflict.  In February 2022, Russia invaded neighboring Ukraine. The military conflict caused turmoil in global commodity markets, injecting even more uncertainty into a global economy recovering from the effects of COVID-19.  As Russia is a major international producer and exporter of crude oil, sanctions imposed on Russia resulted in global tightening of refined product inventories and crude stocks, which caused refining margins to widen significantly. These conditions contributed to a significant improvement in our refining operating results in the three and nine months ended September 30, 2022 compared to the same periods a year earlier.  However, the long term effect of the military conflict remains unclear due to uncertainty surrounding the war’s duration and the level and length of international sanctions on Russia.

Inflation.  Recent data indicates a sharp rise in inflation in the U.S. and globally. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus, or fiscal policies, and increasing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We have observed higher costs for feedstocks, labor, and materials used in our business. We cannot predict the effect of rising interest rates, concerns of a recession, and higher inflation on demand for our refined petroleum products.

Liquidity and Access to Capital Markets.  We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. During the three and nine months ended September 30, 2022 and 2021, we secured $0 and $1.5 million, respectively, in working capital. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise sufficient additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as those related to COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

Blue Dolphin Energy Company	September 30, 2022 │Page 36

Management’s Discussion and Analysis

Management determined that certain factors raise substantial doubt about our ability to continue as a going concern. These factors include defaults under secured loan agreements, substantial current debt, margin volatility, historical net losses and working capital and equity deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt.  If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options.  These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing a petition for bankruptcy.

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

Optimize Existing Asset Base.  Given continued favorable refining margins, we further delayed the Nixon facility’s spring 2022 maintenance turnaround until spring 2023 in order to maximize refinery runs. The refinery experienced less downtime during the three and nine month periods ended September 30, 2022.  During the three and nine months ended September 30, 2022, we experienced fewer days of crude deficiencies associated with cash constraints compared to the same periods a year earlier.

Improve Operational Efficiencies.  We carefully managed product mix, product inventory levels, and crude acquisition to maintain improvements to refinery throughput, production, and sales during the three and nine months ended September 30, 2022 compared to the same periods in 2021.  Refinery capacity utilization rate improved nearly 8% to 91.8% during the three months ended September 30, 2022 from 84.1% during the three months ended September 30, 2021.  Refinery capacity utilization rate improved 7% to 88.4% during the nine months ended September 30, 2022 from 81.2% during the nine months ended September 30, 2021.

Seize Market Opportunities.  As a result of higher commodity prices and increased capacity utilization rate, we experienced a significant improvement in gross profits. Gross profit totaled $10.0 million for the three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021. Gross profit totaled $33.5 million for the nine months ended September 30, 2022 compared to a deficit of $1.0 million for the nine months ended September 30, 2021.

Blue Dolphin Energy Company	September 30, 2022 │Page 37

Management’s Discussion and Analysis

In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on green energy growth. Rising demand for green energy is attributable to a variety of factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change.  During the three months ended September 30, 2022, management continued to have discussions with potential commercial partners and explored project-based opportunities through government loans as vehicles to enter the renewable energy space. Management expects these efforts to continue in the future. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development and/or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

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

Crude Oil and Condensate Supply.  Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term crude supply agreement in place with Tartan.  The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil.  After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term).  Either party may provide the other with notice of non-renewal at least 60 days before the expiration of any renewal term.  As of September 30, 2022, we received approximately 12.4 million bbls, or 50.3%, of the contracted total volume under the Crude Supply Agreement.

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

The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO.  Our jet fuel is sold to an Affiliate, which is HUBZone certified.  The product sales agreement with the Affiliate has a 1-year term expiring the earliest to occur of March 31, 2023 plus 30-day carryover or delivery of the maximum quantity of jet fuel.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

Blue Dolphin Energy Company	September 30, 2022 │Page 38

Management’s Discussion and Analysis

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

Safety and Downtime.  We operate the refinery in a manner that is materially consistent with industry safety practices and standards. EPA, OSHA, and comparable state and local regulatory agencies provide oversight for personnel safety, process safety management, and risk management to prevent or minimize the accidental release of toxic, reactive, flammable, or explosive chemicals.  Most of our storage tanks are equipped with leak detection devices. We also have response and control plans in place for spill prevention and emergencies.

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We typically complete a planned turnaround annually to repair, restore, refurbish, or replace refinery equipment. However, the timing of planned turnarounds is adjusted to capitalize on favorable market conditions. Occasionally, unplanned shutdowns occur.  Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, high temperatures, and power outages.  In 2021, the Nixon refinery did not incur significant damage due to Winter Storm Uri; however, the facility lost external power for 10 days due to the storm.

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

Operations Safety.  Our midstream operations are operated in a manner materially consistent with industry safe practices and standards.  These operations are subject to OSHA regulations and comparable state and local regulators. Storage tanks used for terminal operations are designed for crude oil and condensate and refined products, and most are equipped with appropriate controls that minimize emissions and promote safety. Our terminal operations have response and control plans, spill prevention and other programs to respond to emergencies.

Blue Dolphin Energy Company	September 30, 2022 │Page 39

Management’s Discussion and Analysis

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and nine months ended September 30, 2022 and 2021.  See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

Property	Operating Subsidiary	Location

Freeport facility • Crude oil and natural gas separation and dehydration • Natural gas processing, treating, and redelivery • Vapor recovery unit • Two onshore pipelines • Land (162 acres)	BDPL	Freeport, Texas
Offshore Pipelines (Trunk Line and Lateral Lines)	BDPL	Gulf of Mexico
Oil and Gas Leasehold Interests	BDPC	Gulf of Mexico

Pipeline and Facilities Safety.

Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under OSHA, PHMSA, BOEM, BSEE, and comparable state and local regulators. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2022 │Page 40

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

While refining margins improved significantly in the first nine months of 2022, the general outlook for the oil and natural gas industry for the remainder of the year remains unclear given uncertainty surrounding COVID-19, the Russian military conflict with Ukraine, and inflation. We can provide no assurances that refining margins and demand will remain at current levels.

How We Evaluate Our Operations.  Management uses certain financial and operating measures to analyze segment performance. These measures are significant factors in assessing our operating results and profitability and include: segment contribution margin (deficit), and refining gross profit (deficit) per bbl, storage tank rental revenue, operation costs and expenses, refinery throughput and production data, and refinery downtime. Segment contribution margin (deficit) and refining gross profit (deficit) per bbl are non-GAAP measures.

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

Storage Tank Rental Revenue and Ancillary Services Fees

Tolling and terminaling revenue primarily represents storage tank rental fees and ancillary services fees associated with customer tank rental agreements. As a result, tank rental revenue and ancillary services fees combined are one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

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

Blue Dolphin Energy Company	September 30, 2022 │Page 41

Management’s Discussion and Analysis

Consolidated Results.  Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Three Months Ended September 30, 2022 (“Q3 2022”) Versus September 30, 2021 (“Q3 2021”)

Overview.  Net income for Q3 2022 totaled $6.4 million, or income of $0.43 per share, compared to a net loss of $2.9 million, or a loss of $0.23 per share, in Q3 2021. The $9.4 million, or $0.66 per share, increase in net income between the periods was the result of favorable refining margins and improved product demand.

Total Revenue from Operations.  Total revenue from operations increased 59% to $128.3 million for Q3 2022 from $80.4 million for Q3 2021.  Increased commodity prices primarily drove refinery operations revenue higher in Q3 2022; increased sales volume contributed slightly. Tolling and terminaling revenue was flat between the periods at $0.9 million.

Total Cost of Goods Sold.  Total cost of goods sold increased approximately 48% to $118.2 million for Q3 2022 from $80.1 million for Q3 2021.  The significant increase related to higher crude acquisition costs and higher throughput.

Gross Profit (Deficit).  Gross profit totaled $10.0 million for Q3 2022 compared to gross profit of $0.3 million for Q3 2021. The majority of the Q3 2022 increase in total gross profit was derived from refinery operations, which contributed $9.1 million. Higher commodity prices and improved refinery uptime positively impacted refinery margins in Q3 2022 compared to Q3 2021.

General and Administrative Expenses. General and administrative expenses decreased 13% to $0.6 million in Q3 2022 compared to approximately $0.7 million in Q3 2021.  The decrease primarily related to lower legal fees.

Depreciation and Amortization.  Depreciation and amortization expenses remained flat at $0.7 million for both Q3 2022 and Q3 2021.

Total Other Income (Expense).  Total other expense was flat at $1.7 million for both Q3 2022 and Q3 2021. Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Nine Months Ended September 30, 2022 (“Nine Months 2022”) Versus September 30, 2021 (“Nine Months 2021”)

Overview.  Net income for Nine Months 2022 was $23.3 million, or income of $1.69 per share, compared to a net loss of $10.2 million, or a loss of $0.80 per share, in Nine Months 2021. The $33.5 million, or $2.49 per share, increase in net income between the periods was the result of favorable refining margins and improved product demand. The net loss in Nine Months 2021 was also due to 21 days of refinery downtime, 11 days of which related to crude deficiencies associated with cash constraints and 10 days of which was associated with Winter Storm Uri.

Total Revenue from Operations.  Total revenue from operations increased 79% to $375.1 million for Nine Months 2022 from $209.2 million for Nine Months 2021. Increased commodity prices primarily drove refinery operations revenue higher in Nine Months 2022; increased sales volume contributed slightly. Tolling and terminaling revenue was flat between the periods at $2.8 million.

Total Cost of Goods Sold.  Total cost of goods sold increased approximately 63% to $341.6 million for Nine Months 2022 from $210.2 million for Nine Months 2021.  The significant increase related to higher crude acquisition costs and higher throughput.

Gross Profit (Deficit).  Gross profit totaled $33.5 million for Nine Months 2022 compared to gross deficit of $1.0 million for Nine Months 2021. The majority of the Nine Months 2022 increase in total gross profit was derived from refinery operations, which contributed $30.7 million. Higher commodity prices and improved refinery uptime positively impacted refinery margins in Nine Months 2022 compared to Nine Months 2021.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 4%, from $1.9 million in Nine Months 2021 to $1.8 million for Nine Months 2022. The decrease primarily related to lower legal fees.

Depreciation and Amortization.  Depreciation and amortization expenses remained flat at $2.1 million for both Nine Months 2022 and Nine Months 2021.

Total Other Income (Expense).  Total other expense in Nine Months 2022 totaled $5.0 million compared to total other expense of $4.7 million in Nine Months 2021, representing a decrease of $0.3 million. The decrease was due to lower related party interest expense in Nine Months 2022 compared to Nine Months 2021.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Blue Dolphin Energy Company	September 30, 2022 │Page 42

Management’s Discussion and Analysis

Downstream Operations.  Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

Q3 2022 Versus Q3 2021

Refinery Downtime. Refinery downtime decreased from to 6 days in Q3 2021 to 3 days in Q3 2022.  Refinery downtime in both periods related to crude deficiencies associated with cash constraints.

Refining Gross Profit (Deficit).  Refining gross profit was $9.1 million for Q3 2022 compared to gross deficit of $0.6 million in Q3 2021, representing a significant increase of $9.7 million. The significant increase in Q3 2022 related to higher refining margins, improved product demand, and improved throughput. Refining gross deficit in Q3 2021 was the result of lower margins and market fluctuations associated with COVID-19.

Refining Gross Profit (Deficit) per Bbl. On a per bbl basis, refining gross profit was $7.93 for Q3 2022 compared to a gross deficit of $0.61 in Q3 2021, representing a significant increase of $8.54 per bbl.

Segment Contribution Margin (Deficit). Refinery operations segment contribution margin improved $9.8 million from a deficit of $0.8 million in Q3 2021 to profit of $9.0 million in Q3 2022 due to higher refining margins.

	Three Months Ended
	September 30,
	2022	2021
	(in thousands)

Refined product sales	$127,349	$79,466
Less: total cost of goods sold	(118,234)	(80,114)
Refining gross profit (deficit)	9,115	(648)

Sales (Bbls)	1,149	1,059

Refining gross profit (deficit) per bbl	$7.93	$(0.61)

	Three Months Ended
	September 30,
	2022	2021
	(in thousands)
Refined product sales	$127,349	$79,466
Less: intercompany processing fees(1)	(663)	(650)
Less: operation costs and expenses	(117,655)	(79,593)
Segment contribution margin (deficit)	$9,031	$(777)

(1) Fees associated with an intercompany tolling agreement tied to naphtha volumes.

Nine Months 2022 Versus Nine Months 2021

Refinery Downtime. Refinery downtime decreased to 15 days in Nine Months 2022 compared to 21 days in Nine Months 2021.  Refinery downtime in Nine Months 2022 related to maintenance and crude deficiencies associated with cash constraints. Refinery downtime in Nine Months 2021 related to crude deficiencies associated with cash constraints and downtime during to Winter Storm Uri.

Refining Gross Profit (Deficit).  Refining gross profit was $30.7 million for Nine Months 2022 compared to gross deficit of $3.7 million in Nine Months 2021, representing a significant increase of $34.4 million. The significant increase in Nine Months 2022 related to higher refining margins, improved product demand, and improved throughput. Refining gross deficit in Nine Months 2021 was the result of lower margins and market fluctuations associated with COVID-19.

Refining Gross Profit (Deficit) per Bbl. On a per bbl basis, refining gross profit was $9.65 for Nine Months 2022 compared to a gross deficit of $1.25 in Nine Months 2021, representing a significant increase of $10.90 per bbl.

Segment Contribution Margin (Deficit). Refinery operations segment contribution margin improved $34.7 million from a deficit of $4.3 million in Nine Months 2021 to $30.5 million in Nine Months 2022 due to higher refining margins.

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)

Refined product sales	$372,314	$206,467
Less: total cost of goods sold(1)	(341,620)	(210,203)
Refining gross profit (deficit)	30,694	(3,736)

Sales (Bbls)	3,182	2,995

Refining gross profit (deficit) per bbl	$9.65	$(1.25)

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Refined product sales	$372,314	$206,467
Less: intercompany processing fees(1)	(1,991)	(1,797)
Less: operation costs and expenses	(339,849)	(208,936)
Segment contribution margin (deficit)	$30,474	$(4,266)

(1) Fees associated with an intercompany tolling agreement tied to naphtha volumes.

Blue Dolphin Energy Company	September 30, 2022 │Page 43

Management’s Discussion and Analysis

Midstream Operations.  Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as for in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

Q3 2022 Versus Q3 2021

Tank Rental and Other Fees.  Storage tank rental and ancillary services fees were relatively flat for both Q3 2022 and Q3 2021 at $0.9 million. Intercompany processing fees were also relatively flat for both Q3 2022 and Q3 2021 at $0.7 million.

Segment Contribution Margin. Tolling and terminaling segment contribution margin was relatively flat for both Q3 2022 and Q3 2021 at $1.0 million.

	Three Months Ended
	September 30,
	2022	2021
	(in thousands)
Tank storage rental and ancillary services fees	$920	$924
Intercompany processing fees(1)	663	650
Less: operation costs and expenses	(580)	(521)
Segment contribution margin	$1,003	$1,053

(1) Fees associated with an intercompany tolling agreement tied to naphtha volumes.

Nine Months 2022 Versus Nine Months 2021

Tolling and Terminaling Revenue. Storage tank rental and ancillary services fees were relatively flat in Nine Months 2022 compared to Nine Months 2021 at $2.8 million. Intercompany processing fees increased nearly 11% from $1.8 million in Nine Months 2021 to $2.0 million in Nine Months 2022. Processed naphtha volumes increased nearly 10% between the two periods.

Segment Contribution Margin. Tolling and terminaling segment contribution margin decreased nearly 10% from $3.3 million in Nine Months 2022 to $3.0 million in Nine Months 2022. The decrease related to higher intercompany processing fees and slightly higher operation costs and expenses.

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Tank storage rental and ancillary services fees	$2,760	$2,777
Intercompany processing fees(1)	1,991	1,797
Less: operation costs and expenses	(1,772)	(1,267)
Segment contribution margin	$2,979	$3,307

(1) Fees associated with an intercompany tolling agreement tied to naphtha volumes.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2022 │Page 44

Management’s Discussion and Analysis

Non-GAAP Reconciliations.

Reconciliation of Segment Contribution Margin (Deficit)

	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$9,031	$(777)	$1,003	$1,053	$(57)	$(83)	$9,977	$193
General and administrative expenses(1)	(426)	(282)	(132)	(70)	(473)	(423)	(1,031)	(775)
Depreciation and amortization	(305)	(302)	(342)	(340)	(52)	(51)	(699)	(693)
Interest and other non-operating expenses, net	(972)	(747)	(321)	(384)	(437)	(523)	(1,730)	(1,654)
Income (loss) before income taxes	7,328	(2,108)	208	259	(1,019)	(1,080)	6,517	(2,929)
Income tax expense	-	-	-	-	(68)	-	(68)	-
Net income (loss)	$7,328	$(2,108)	$208	$259	$(1,087)	$(1,080)	$6,449	$(2,929)

(1)   General and administrative expenses within refinery operations include the LEH operating fee, related party and accretion of asset retirement obligations.

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Segment contribution margin (deficit)	$30,474	$(4,266)	$2,979	$3,307	$(125)	$(187)	$33,328	$(1,146)
General and administrative expenses(1)	(1,021)	(848)	(255)	(206)	(1,402)	(1,246)	(2,678)	(2,300)
Depreciation and amortization	(918)	(906)	(1,026)	(1,020)	(155)	(153)	(2,099)	(2,079)
Interest and other non-operating income (expenses), net	(2,392)	(2,053)	(1,148)	(1,284)	(1,450)	(1,340)	(4,990)	(4,677)
Income (loss) before income taxes	26,143	(8,073)	550	797	(3,132)	(2,926)	23,561	(10,202)
Income tax expense	-	-	-	-	(224)	-	(224)	-
Net income (loss)	$26,143	$(8,073)	$550	$797	$(3,356)	$(2,926)	$23,337	$(10,202)

(1)   General and administrative expenses within refinery operations include the LEH operating fee, related party and accretion of asset retirement obligations.

Capital Resources and Liquidity

We generally rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Recent profitability from favorable refining margins and increased product demand improved cash flow from operations. Continued liquidity improvement tied to favorable market conditions will enable us to increasingly meet our needs through cash flow from operations. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance mandates. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

During Q3 2022, management continued in active discussions with Veritex regarding options to remediate the defaults in our secured loan agreements with Veritex. We also continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. During the nine months ended September 30, 2022 and 2021, we successfully secured an additional $1.5 million and $0.5 million, respectively, in working capital through CARES Act loans. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Similarly, COVID-19, the Russian military conflict with Ukraine, and inflation continue to evolve, and the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence.

If refining margins become unfavorable for an extended period, reducing available working capital, and we are unable to raise additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operating.

Blue Dolphin Energy Company	September 30, 2022 │Page 45

Management’s Discussion and Analysis

Working Capital

We had $54.4 million and $78.5 million in working capital deficits at September 30, 2022 and December 31, 2021, respectively.  Excluding the current portion of long-term debt, we had $3.1 million in working capital and $15.5 million in working capital deficits at September 30, 2022 and December 31, 2021, respectively. The significant improvement in working capital between the three and nine-month periods was primarily due to favorable refining margins and increased gross profit. During the three and nine months ended September 30, 2022, continued liquidity improvement tied to favorable market conditions enabled us to increasingly meet our needs through cash flow from operations.

Cash and cash equivalents totaled $6.3 million and $0.01 million at September 30, 2022 and December 31, 2021, respectively.  Restricted cash (current portion) totaled $0 and $0.05 million at September 30, 2022 and December 31, 2021, respectively. The increase in cash and cash equivalents at September 30, 2022 was the result of market-driven inventory management. Management anticipates that the cash reserve will be utilized in the near term to repay past-due amounts owed to Veritex.

Sources and Use of Cash

Components of Cash Flows

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$5,774	$4,084	$10,647	$418
Investing activities	(56)	-	(102)	-
Financing activities	572	(1,916)	(4,308)	696
Increase in Cash and Cash Equivalents	$6,290	$2,168	$6,237	$1,114

Cash Flow Q3 2022 Compared to Q3 2021

We had cash flow from operations of $5.8 million for Q3 2022 compared to a cash flow from operations of $4.1 million for Q3 2021. The $1.7 million improvement in cash flow from operations between the periods was due to profit from operations, which was offset by a buildup in inventory.

We had cash flow from operations of $10.6 million for Nine Months 2022 compared to cash flow from operations of $0.4 million for Nine Months 2021. The $10.2 million improvement in cash flow from operations between the periods was due to profit from operations.

Capital Expenditures

During Q3 2022 and Q3 2021, capital expenditures totaled $0.01 million and $0, respectively. During Nine Months 2022 and Nine Months 2021, capital expenditures totaled $0.05 million and $0, respectively. Capital expenditures in Nine Months 2022 related to the addition of a portable cooling tower to combat increased summer temperatures and new fire equipment. Due to continued uncertainties surrounding commodity pricing and refined product demand, COVID-19, the Russian military conflict with Ukraine, and inflation, we anticipate limited capital expenditures over the next twelve months.However, to the extent we are able to capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2022 │Page 46

Management’s Discussion and Analysis

Debt Overview.

The table below summarizes our principal contractual obligations at September 30, 2022, by expected settlement period.

Total Debt and Lease Obligations

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
	(in thousands)
Long-term debt less unamortized debt issue costs(1)(2)
Third-party	$43,105	$191	$141	$1,994	$45,431
Related-party	14,425	-	-	-	14,425
Total long-term debt less debt issue costs	57,530	191	141	1,994	59,856

Lease obligations	211	-	-	-	211

	$57,741	$191	$141	$1,994	$60,067

(1) See “Item 1. Financial Statements – Notes (3) and (10)” for additional disclosures related to third-party and related-party debt.

(2) Long-term debt excludes interest payable; at September 30, 2022, interest payable and interest payable, related party was estimated to be 12.6 million (less than 1 year), $0.1 million (between 1 and 3 years), $0.1 million (between 3 and 5 years), and $0.5 million (5 years and later).

Net proceeds from the issuance of debt totaled $0 in both Q3 2022 and Q3 2021. Net proceeds from the issuance of debt totaled $1.5 million and $0.5 million in Nine Months 2022 and Nine Months 2021, respectively. Proceeds in Nine Months 2022 represented additional principal under the BDEC Term Loan Due 2051; proceeds in Nine Months 2021 reflect the original principal under the BDEC Term Loan Due 2051.

Principal payments on long-term debt totaled $0.004 million for both Q3 2022 and Q3 2021.  Principal payments on long-term debt totaled $0.01 million both Nine Months 2022 and Nine Months 2021, respectively.

Debt Defaults.  Most of our debt is in default.

Third-Party Defaults

•

Veritex Loans – Interest and late fee payments to Veritex totaled $0.2 million and $0 for Q3 2022 and Q3 2021, respectively. Interest and late fee payments to Veritex totaled $1.5 million and $0 for Nine Months 2022 and Nine Months 2021, respectively. As of the filing date of this report, LE and LRM were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make required monthly principal and interest payments and failing to satisfy financial covenants. In addition, LE was in default under the LE Term Loan Due 2034 for failing to replenish a $1.0 million payment reserve account. In a letter to LE and LRM dated August 2, 2022, Veritex affirmed existing defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for failing to make payments of principal and interest when due and demanded payment of all past due amounts owed. In addition, Veritex reserved all of its rights and noted that Veritex may, at its discretion, exercise all remedies available to it, which may include accelerating the loan, requesting appointment of a receiver, initiating foreclosure proceedings, or filing a lawsuit against obligors.

•

GNCU Loan – For Q3 2022, required interest only payments to GNCU totaled $0.1 million. For Nine Months 2022 , required interest only payments to GNCU totaled $0.6 million. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

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

We can provide no assurance that: (i) our assets or cash flow from operations and financing activities will be sufficient to fully repay borrowings under our secured loan agreements, either upon maturity or if accelerated, (ii) LE, LRM, and NPS will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading prices of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding existing defaults and potential restructuring and refinance opportunities.

Blue Dolphin Energy Company	September 30, 2022 │Page 47

Management’s Discussion and Analysis

Related-Party Defaults

•

Notes and Loan Agreement – As of the filing date of this report, Blue Dolphin was in default related to past due payment obligations under the March Carroll Note, March Ingleside Note, and June LEH Note. As of the same date, BDPL was also in default related to past due payment obligations under the BDPL-LEH Loan Agreement. Affiliates controlled approximately 83% of the voting power of our Common Stock as of the filing date of this report, an Affiliate operates and manages all Blue Dolphin properties, an Affiliate is a significant customer of our refined products, and we borrow from Affiliates during periods of working capital deficits.

Concentration of Customers Risk

.  We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2022	2	64%	$0
September 30, 2021	3	69%	$0

Nine Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2022	2	61%	$0
September 30, 2021	3	72%	$0

One of our significant customers is LEH, an Affiliate. Due to a HUBZone certification, the Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms.  For Q3 2022 and Q3 2021, the Affiliate accounted for approximately 38% and 30% of total revenue from operations, respectively.  For Nine Months 2022 and Nine Months 2021, the Affiliate accounted for approximately 36% and 29% of total revenue from operations, respectively. The Affiliate represented $0 in accounts receivable at both September 30, 2022 and 2021, respectively.

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

We are currently unable to predict the outcome of the BOEM INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.  At both September 30, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

Blue Dolphin Energy Company	September 30, 2022 │Page 48

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

In August 2022, BSEE issued an INC to BDPL for failure to perform associated with decommissioning its main offshore pipeline and anchor platform. In addition, pursuant to a September 2022 letter, BSEE ordered BDPL to complete pipeline decommissioning and removal of the anchor platform by June 1, 2023.  If BDPL fails to complete decommissioning of the offshore pipeline and platform assets and/or remedy the INCs within a timeframe determined to be prudent by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failure to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

We are currently unable to predict the outcome of the BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.  At September 30, 2022 and December 31, 2021, BDPL maintained $3.7 million and $3.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  COVID-19 has impacted these estimates and assumptions and will continue to do so.

We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate future risks. COVID-19, the Russian military conflict with Ukraine, inflation, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business.  The extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19, the Russian military conflict with Ukraine, and inflation as of September 30, 2022 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted. During the three months ended September 30, 2022, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective. No new pronouncements that have been issued, but are not yet effective, are expected to have a material impact on our financial position, results of operations, or liquidity.

Blue Dolphin Energy Company	September 30, 2022 │Page 49

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2022 │Page 50

Risk Factors, Defaults Upon Senior Securities, and Exhibits

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

We are currently unable to predict the outcome of the BOEM INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.  At both September 30, 2022 and December 31, 2021, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

OSHA Settlement Agreement.   In September 2022, we entered into an Informal Settlement Agreement with OSHA related to process safety management violations at the Nixon refinery.  Under the agreement, we agreed to pay penalties totaling $0.05 million by November 30, 2022.  Furthermore, we agreed to remediate identified violations on a progressive schedule from October 2022 to March 2023. Failure to abide by the terms of the agreed could result in additional fines.  We recorded a liability for the penalty in the amount of $0.05 million on our consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2022.

TCEQ Proposed Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount.  In May 2022, management met with the TCEQ to review the alleged solid hazardous waste violations.  As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a June 2022 letter.  As of the filing date of this report, we have not received further communications from the TCEQ.  We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021.

Pilot Dispute Related to Set-Off Payments.  In October 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit.  However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in set-off payments between Pilot and NPS.  As of the filing date of this report, the amount remained in dispute between the parties.

Blue Dolphin Energy Company	September 30, 2022 │Page 51

Risk Factors, Defaults Upon Senior Securities, and Exhibits

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

Resolved Matters.

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the fiscal year ended December 31, 2021, our Quarterly Report on Form 10-Q for the three month period ended March 31, 2022, and our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith

Blue Dolphin Energy Company	September 30, 2022 │Page 52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 14, 2022	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	September 30, 2022 │Page 53