Form 10-K/A
period 2022-12-31
BLUE DOLPHIN ENERGY CO
filed 2023-05-01
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $2,919,215 as of June 30, 2022 (the last trading day of the registrant’s most recently completed second fiscal quarter) based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant’s common stock on June 30, 2022.

Number of shares of common stock, par value $0.01 per share, outstanding at May 1, 2023: 14,921,968

Auditor Name	Auditor Location	PCAOB Number
UHY, LLP	Sterling Heights, Michigan	01195

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2022 Form 10-K”) of Blue Dolphin Energy Company (“Blue Dolphin”) for the fiscal year ended December 31, 2022 (the “2022 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2023. We are filing this Amendment to amend Part III of the 2022 Form 10-K to include the information required by and not included in Part III of the 2022 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of the 2022 Fiscal Year.

In addition, this Amendment updates the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-K to file as an exhibit a currently dated certification as required under Section 302 of the Sarbanes-Oxley Act of 2002. This certification is attached as Exhibit 31.1.  Because no financial statements are contained within this Amendment, we are not filing a currently dated certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2022 Form 10-K. The 2022 Form 10-K continues to speak as of the date of the 2022 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-K other than as expressly indicated in this Amendment.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

This table reflects: (i) each Director’s name, age, principal occupation, and directorships during the past five (5) years and (ii) their relevant knowledge and experience that led to their service on the Board:

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Jonathan P. Carroll, 61

Blue Dolphin Energy Company

Chairman of the Board (since 2014)

Chief Executive Officer, President, Assistant Treasurer and Secretary (since 2012)

Lazarus Energy Holdings, LLC (“LEH”)

Manager (since 2006) and Majority Owner

Together, LEH and Jonathan Carroll own approximately 83% of our outstanding Common Stock as of the Record Date.

Mr. Carroll has served on Blue Dolphin’s Board since 2014.  He is currently Chairman of the Board.  He previously served on the Board of Trustees of the Salient Fund Group from 2004 to 2022, and served on the compliance, audit, and nominating committees of several of Salient’s private and public closed-end and mutual funds at various times within that period.  Mr. Carroll also previously served on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE) from January 2014 until its merger with Vanguard Natural Resources, LLC in October 2015.

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

Blue Dolphin Energy Company	│Page 2

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Ryan A. Bailey, 47

Paradigm Institutional Investments

Chief Investment Officer and Managing Partner (April 2023 to Present)

Investment Office Resources

Co-CIO and Partner (June 2022 to March 2023)

Carbonado Partners

Strategic Advisor  (since June 2022 to Present)

Managing Partner (September 2020 to June 2022) and Founder

Pacenote Capital

Managing Partner (2019 to 2020) and Co-founder

Children’s Health System of Texas

Head of Investments (2014 to 2019)

Mr. Bailey was appointed to Blue Dolphin’s Board in November 2015.  He is currently a member of the Audit and Compensation Committees.  He also serves as an advisor and mentor to Texas Wall Street Women, a non-profit member organization; serves as Chairman of the Texas Alternative Investment Association; serves as member of the board of director, Stream Foundation, Bridgeway Capital Management, and Portfolios with Purpose. Mr. Bailey is also a member of the investment committees of Texas Employee Retirement System, American Heart Association, Dallas Police and Fire, and Dallas Parkland Hospital.

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

Amitav Misra, 45

HighRadius Corporation

Vice President of Experiential Marketing and Partnerships (since December 2022)

Vice President of Global Marketing, Mid-Market (July 2022 to December 2022)

Vice President of Treasury Line of Business (December 2020 to July 2022)

Vice President of Treasury Marketing (July 2020 to July 2022)

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

Christopher T. Morris, 61

MPact Partners LLC

President (2011 to Present)

Bonaventure Realty Group

Executive Vice President (2020 to 2022)

Impact Partners LLC

President (2017 to 2020)

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

Blue Dolphin Energy Company	│Page3

Name, Age
Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Herbert N. Whitney, 82

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

Executive Officers

Our sole executive officer is Jonathan Carroll, who serves as President and Chief Executive Officer.

Audit Committee

The Audit Committee consists of Messrs. Morris, Bailey, and Misra, with Mr. Morris serving as Chairman. During 2022, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent under OTCQX and SEC rules and that each of Messrs. Morris and Bailey qualifies as an Audit Committee Financial Expert. The Audit Committee’s duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders who own more than ten percent (10%) of the Common Stock, to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed.  Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during 2022.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

Lazarus Energy Holdings, LLC (“LEH”) operates and manages all Blue Dolphin assets pursuant to an Amended and Restated Operating Agreement dated April 1, 2020 (the “Amended and Restated Operating Agreement) between LEH and Blue Dolphin, Lazarus Energy, LLC (“LE”), Lazarus Refining & Marketing, LLC (“LRM”), Nixon Product Storage, LLC (“NPS”), Blue Dolphin Pipe Line Company (“BDPL”), Blue Dolphin Petroleum Company (“BDPC”), and Blue Dolphin Services Co. (“BDSC”).  Services under the Amended and Restated Operating Agreement include personnel serving in a variety of capacities, including, but not limited to corporate executives.  All personnel work for and are paid by LEH.

Blue Dolphin Energy Company	│Page 4

Compensation for Named Executives

Jonathan Carroll is our only executive officer. As noted above under “Executive Compensation Policy and Procedures,” Mr. Carroll’s remuneration is provided by LEH under the Amended and Restated Operating Agreement.We do not provide any of his remuneration, but rather pay a management fee to LEH under the Amended and Restated Operating Agreement.  During the fiscal year ended December 31, 2022, we paid $0.7 million to LEH under this agreement.  Also, as disclosed under “Related Party Transactions – Affiliate Agreements,” Mr. Carroll receives certain fees under various other affiliate agreements.

Summary Compensation Table

Name and Principal Position	Year	Salary	Total
		(in thousands)

Jonathan P. Carroll	2022	$-	$-
Chief Executive Officer and President	2021	-	-
(Principal Executive Officer, Principal
Financial Officer, and Principal
Accounting Officer)

Compensation Risk Assessment

LEH’s approach to compensation practices and policies applicable for non-executive personnel throughout our organization is consistent with the base pay market median for each position. LEH believes its practices and policies in this regard are not reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards

None.

Director Compensation Policy and Procedures

Although Jonathan Carroll is a director of Blue Dolphin, his services as Chief Executive Officer are provided under the Amended and Restated Operating Agreement (see above under “Executive Compensation Policy and Procedures.”) Therefore, we do not have any directors that are also employed by Blue Dolphin. The Compensation Committee reviews and recommends to the Board for its approval all compensation for directors.

Compensation for Non-Employee Directors

For the fiscal year ended December 31, 2022, non-employee, independent directors received compensation in Common Stock and cash for their service on the Board in the amount of $40,000, as follow:

Fair Market Value	Period Services Rendered	Payment Method

$10,000	January 1 – March 31 (First Quarter)	Common stock
$10,000	April 1 – June 30 (Second Quarter)	Cash
$10,000	July 1 – September 30 (Third Quarter)	Common stock
$10,000	October 1 – December 31 (Fourth Quarter)	Cash

For the first and third quarters, the number of shares of Common Stock issued was determined by the closing price of Blue Dolphin’s Common Stock on the last trading day in the respective quarterly period and such closing price was the cost basis for such issuance. The shares of Common Stock are subject to resale restrictions applicable to restricted securities and securities held by affiliates under federal securities laws.

Non-employee, independent directors also earned additional compensation for serving on the Audit Committee.  The chairman of the Audit Committee earned an additional $2,500 in cash in each of the second and fourth quarters of the year, for a total of $5,000 annually.  Members of the Audit Committee earned an additional $1,250 in cash in each of the second and fourth quarters of the year, for a total of $2,500 annually. Non-employee, independent directors serving on the Compensation Committee did not earn any additional compensation for their service as directors. Non-employee, independent directors were reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.

Blue Dolphin Energy Company	│Page 5

Accrued and Unpaid Non-Employee, Independent Director Compensation

	Fiscal Year Ended December 31, 2022
	Cash		Common Stock(1)(2)(3)
Name	Paid	Unpaid	Paid	Unpaid	Total

Christopher T. Morris	$-	$25,000	$20,000	$-	$45,000
Ryan A. Bailey	-	22,500	20,000	-	$42,500
Amitav Misra	-	22,500	20,000	-	$42,500

	$-	$70,000	$60,000	$-	$130,000

	Fiscal Year Ended December 31, 2021
	Cash		Common Stock(1)(2)(4)
Name	Paid	Unpaid	Paid	Unpaid	Total

Christopher T. Morris	$-	$25,000	$-	$20,000	$45,000
Ryan A. Bailey	-	22,500	-	20,000	$42,500
Amitav Misra	-	22,500	-	20,000	$42,500

	$-	$70,000	$-	$60,000	$130,000

(1)

On October 27, 2022, an aggregate of 24,591 restricted shares of Common Stock were issued to Messrs. Morris, Bailey, and Misra. No loss or gain was recorded related to the share issuance. The issuance represented payment for services rendered to the Board for the three-month period ended September 30, 2022. At September 30, 2022, the grant date market value cost basis was $1.22 per share. The cost basis for the period was determined by the closing price of Blue Dolphin’s common stock on the last trading day in the period in which services were rendered.

(2)

On May 12, 2022, an aggregate of 252,447 restricted shares of Common Stock were issued to Messrs. Morris, Bailey, and Misra. We recorded a loss of $11,272 related to the share issuance. The issuance represented catchup payments for services rendered to the Board for the three-month periods ended September 30, 2020, March 31, 2021, September 30, 2021, and March 31, 2022. At September 30, 2020, the grant date market value cost basis was $0.40 per share.  At March 31, 2021, the grant date market value cost basis was $0.56 per share.  At September 30, 2021, the grant date market value cost basis was $0.33 per share. At March 31, 2022, the grant date market value cost basis was $0.91 per share. The cost basis for each period was determined by the closing price of Blue Dolphin’s common stock on the last trading day in the period in which services were rendered.

(3)	At December 31, 2022, Messrs. Morris, Bailey, Misra, and Whitney had total restricted awards of Common Stock outstanding of 212,400, 198,050, 204,141 and 9,683, respectively.
(4)	At December 31, 2021, Messrs. Morris, Bailey, Misra, and Whitney had total restricted awards of Common Stock outstanding of 120,054, 105,704, 111,795 and 9,683, respectively.

Pay Versus Performance

The following disclosure is required by Securities and Exchange Commission (“SEC”) rules but is not reflective of how we or the Compensation Committee determine executive compensation for our sole executive officer, Jonathan Carroll. As noted above under “Executive Compensation Policy and Procedures,” Mr. Carroll’s remuneration is provided by LEH under the Amended and Restated Operating Agreement. As a result, there is no applicable information to be provided pursuant to this table.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to non-PEO NEOs	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income
(in thousands)

2022	$-	$-	$-	$-	$-	$-
2021	$-	$-	$-	$-	$-	$-

Equity Compensation Plan Information

None.

Blue Dolphin Energy Company	│Page 6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This table shows information with respect to persons or groups known to us to be the beneficial owners of more than five percent (5%) of our Common Stock as of May 1, 2023. Unless otherwise indicated, each named party has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Lazarus Energy Holdings, LLC	8,426,456	56.5%
	801 Travis Street, Suite 2100
	Houston, Texas 77002

(1)     Based upon 14,921,968 shares of Common Stock issued and outstanding as of May 1, 2023.

Security Ownership of Management

This table shows information as of May 1, 2023 with respect to: (i) directors, (ii) executive officers and (iii) directors and executive officers as a group beneficially owning our Common Stock.  Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	12,357,754	82.8%
Common Stock	Christopher T. Morris / Mpact Partners, LLC	212,400	*
Common Stock	Amitav Misra	204,141	*
Common Stock	Ryan A. Bailey	198,050	*
Common Stock	Herbert N. Whitney	9,683	---

Directors/Nominees and Executive Officers as a Group (5 Persons)		12,982,028	87.0%

(1)	Based upon 14,921,968 shares of Common Stock issued and outstanding and 0 shares of Common Stock issuable upon exercise of stock options, each as of May 1, 2023.

(2)	Includes 8,426,456 shares issued to LEH. Mr. Carroll and his affiliates have an approximate 80% ownership interest in LEH.

*	Less than 1%.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	│Page 7

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Affiliate Agreements

Blue Dolphin and certain of its subsidiaries are parties to several agreements with LEH and its affiliates (the “Affiliates”).  With regard to guaranty fee agreements, Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest under certain secured loan agreements.  Management believes that these related-party agreements are arm’s-length transactions.

Agreement/Transaction	Parties	Effective Date	Key Terms
Jet Fuel Sales Agreement	LEH LE	04/01/2022

1-year term expiring earliest to occur of 03/31/2024 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH is awarded jet fuel contracts under preferential pricing terms due to being HUBZone certified.

Office Sub-Lease Agreement	LEH BDSC	01/01/2018	68-month term expiring 08/31/2023; office lease Houston, Texas; includes 6-month rent abatement period; rent approximately $0.01 million per month.
Amended and Restated Operating Agreement	LEH Blue Dolphin LE LRM NPS BDPL BDPC BDSC	04/01/2020

1-year term; expires 04/01/2024 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC.

LE Amended and Restated Guaranty Fee Agreement(1)	LE Jonathan Carroll	04/01/2017

Related to payoff of LE $25.0 million Veritex Community Bank (“Veritex”) loan (the “LE Term Loan Due 2034”); Jonathan Carroll receives fee equal to 2.00% per annum of outstanding principal balance owed under LE Term Loan Due 2034.

LRM Amended and Restated Guaranty Fee Agreement(1)	LRM Jonathan Carroll	04/01/2017

Related to payoff of LRM $10.0 million Veritex loan (the “LRM Term Loan Due 2034”); Jonathan Carroll receives fee equal to 2.00% per annum of outstanding principal balance owed under LRM Term Loan Due 2034.

(1)

Effective January 1, 2023, the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement were modified; as modified, Jonathan Carroll shall receive a fee payable 100% in cash instead of 50% in stock and 50% in cash.

Under the Office Sub-Lease Agreement, BDSC received sublease income from LEH totaling $0.03 million for both fiscal years ended December 31, 2022 and 2021.  Under the Amended and Restated Operating Agreement, the LEH operating fee, related party was $0.7 million for the fiscal year ended December 31, 2022 compared to $0.5 million for the fiscal year ended December 31, 2021. The increase between the comparative periods coincided with increased cost of goods sold during the same periods.

Working Capital

We historically relied on Affiliates for funding during periods of working capital deficits.  We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party. During the fiscal year ended December 31, 2022, continued liquidity improvement related to favorable market conditions enabled us to increasingly meet our needs through cash flow from operations.

Affiliate Long-Term Debt

Blue Dolphin and certain of its subsidiaries are parties to debt agreements with Affiliates.  Related-party long-term debt as defined within this section includes:

■

June LEH Note – June 2017 promissory note between Blue Dolphin and LEH; for Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement; interest accrues at 8.00% compounded annually; no covenants; matured January 2019; currently in default for failing to pay past due obligations at maturity; pursuant to an Assignment Agreement between LEH, Ingleside Crude, LLC (“Ingleside”), and Lazarus Capital, LLC (“Lazarus Capital”) effective December 31, 2022, balances previously due under promissory notes between Ingleside and Lazarus Capital/Jonathan Carroll were added to the balance due under the June LEH Note.

■

BDPL-LEH Loan Agreement – Loan Agreement dated August 15, 2016, between BDPL and LEH in the original principal amount of $4.0 million; interest accrues at 16.00% annually; guaranteed by certain BDPL property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; matured August 2018; currently in default for failing to pay past due obligations at maturity.

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note (in default)	LEH Blue Dolphin	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)	LEH BDPL	Aug 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital

Guarantees, Security, and Defaults

Loan Description	Guarantees	Security	Event(s) of Default
June LEH Note (in default)	---	---	Failure to pay past due obligations at maturity (loan matured January 2019)
BDPL-LEH Loan Agreement (in default)	---	Certain BDPL property	Failure to pay past due obligations at maturity (loan matured August 2018)

Blue Dolphin Energy Company	│Page 8

Covenants

The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  There are no covenants associated with the June LEH Note.

Director Independence

The Board has affirmatively determined that each of Ryan A. Bailey, Amitav Misra, and Christopher T. Morris, each an outside director, is considered an “Independent Director” as such term is defined by OTCQX and SEC rules.  Jonathan P. Carroll, our Chief Executive Officer and President, and Herbert N. Whitney, are not independent directors.  Mr. Whitney serves as a consultant.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This table shows fees paid to UHY during the periods indicated:

	December 31,
	2022	2021

Audit fees	$232,500	$175,000
Audit-related fees	-	-
Tax fees	-	-

	$232,500	$175,000

Amounts billed but unpaid during 2022 and 2021 totaled $55,000 and $107,500, respectively.  Audit fees for 2022 and 2021 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. The Audit Committee must pre-approve all audit and non-audit services provided to us by our independent registered public accounting firm.

Blue Dolphin Energy Company	│Page 9

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules

Following is a list of documents filed as part of this report:

•	Exhibits as listed in the exhibit index of this report, which is incorporated herein by reference.

Exhibits Index

No.	Description

31.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	│Page 10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 1, 2023	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	│Page 11