Form 10-Q
period 2023-03-31
BLUE DOLPHIN ENERGY CO
filed 2023-05-15
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of May 15, 2023: 14,921,968

Blue Dolphin Energy Company	March 31, 2023 │Page 2

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

BDPC.  Blue Dolphin Petroleum Company, a wholly owned subsidiary of Blue Dolphin.

BDPL.  Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

BDPL-LEH Loan Agreement. Loan Agreement dated August 15, 2016, between BDPL and LEH in the original principal amount of $4.0 million; interest accrues at 16.00% annually; guaranteed by certain BDPL property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; matured August 2018; as of the filing date of this report, in forbearance related to past defaults pursuant to the BDPL Forbearance Agreement.

BDPL Forbearance Agreement.  Payment agreement between LEH and BDPL effective May 9, 2023; under the payment agreement, LEH and BDPL agreed to modify the payment terms of the BDPL-LEH Loan Agreement to satisfy in full BDPL’s $8.3 million obligation to LEH under the BDPL-LEH Loan Agreement by April 2027. Effective May 9, 2023, the interest rate for outstanding principal and accrued and unpaid interest under the BDPL-LEH Loan Agreement decreased from 16.00% to 8.00% per year.

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

Blue Dolphin Guaranty Fee Agreement. Guaranty Fee Agreement effective January 1, 2023, between Blue Dolphin and Jonathan Carroll; related to payoff of Blue Dolphin Term Loan Due 2051; fee paid equal to 2.00% per annum of outstanding principal balance owed under Blue Dolphin Term Loan Due 2051; fees payable 100% in cash.

Blue Dolphin Term Loan Due 2051 (as modified).  An EIDL dated May 4, 2021 between Blue Dolphin and the SBA in the original principal amount of $0.5 million; the note was modified in February 2022 to increase the principal amount by $1.5 million to $2.0 million; additional principal used for working capital; interest accrues at 3.75%; maturity date May 2051; monthly principal and interest payment $0.01 million; payments deferred first thirty (30) months; interest accrues during deferral period; first payment due November 2023; loan not forgivable; security includes all tangible and intangible personal property, including, but not limited to inventory, equipment, instruments, chattel paper, documents, letter of credit rights, accounts, deposit accounts, commercial tort claims, general intangibles, and as-extracted collateral; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

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

Depropanizer unit. A distillation column that is used to isolate propane from a mixture containing butane and other heavy components.

Blue Dolphin Energy Company	March 31, 2023 │Page 3

Glossary of Terms

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

DLA.  Defense Logistics Agency.

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

Equipment Loan Due 2025.  Installment sales contract dated October 13, 2020 between LE and Texas First in the original principal amount of $0.7 million; loan represents conversion of prior equipment rental agreement for a backhoe with an option to purchase at maturity; interest accrues at 4.50%; maturity date October 2025; monthly principal and interest payment $0.0013 million; security includes first priority lien in the equipment; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

Exchange Act.  Securities Exchange Act of 1934, as amended.

FASB.  Financial Accounting Standards Board.

FDIC. Federal Deposit Insurance Corporation.

Feedstocks. Crude oil and other hydrocarbons, such as condensate and/or intermediate products, used as basic input materials in a refining process.  Feedstocks are transformed into one or more finished products.

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

GNCU.  Greater Nevada Credit Union.

Greenhouse gases.  Molecules in the Earth’s atmosphere, such as carbon dioxide, methane, and chlorofluorocarbons, that warm the atmosphere because they absorb some of the thermal radiation emitted from the Earth’s surface.

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

Jet Fuel Purchase Agreements.  Product agreements for the purchase of jet fuel from LEH to LE; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH’s product cost; LE expects to sell the products back to LEH under the Jet Fuel Sales Agreement.

Jet Fuel Sales Agreement. Product agreement for the sale of jet fuel by LE to LEH; one-year term effective April 1, 2023 expiring earliest to occur of March 31, 2024, plus 30-day carryover, or delivery of maximum jet fuel quantity; LEH is awarded jet fuel contracts under preferential pricing terms due to being HUBZone certified.

June LEH Note. June 2017 promissory note between Blue Dolphin and LEH; for Blue Dolphin working capital; reflected amounts owed to LEH under the Second Amended and Restated Operating Agreement; interest accrued at 8.00% compounded annually; no covenants; matured January 2019; pursuant to the Assignment Agreement, balances previously due under the March Carroll Note and March Ingleside Note were added to the balance due under the June LEH Note; pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note; as a result, the debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied.

Kissick Debt.  Loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the original principal amount of $8.0 million; debt held by John Kissick (the “Kissick Noteholder”) as of the date of this report; pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce LE’s prior obligation to GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC; subject to the Kissick Subordination Agreement;  security includes subordinated deed of trust that encumbers the crude distillation tower and general assets of LE; interest accrues at 16.00%; no covenants; matured January 2019; as of the filing date of this report, in forbearance related to past defaults pursuant to the Kissick Forbearance Agreement; as of the filing date of this report, LE sought Veritex’s consent related to the Kissick Subordination Agreement.

Kissick Forbearance Agreement.  Payment agreement between LE and Kissick Noteholder effective April 30, 2023; under the payment agreement, Kissick Noteholder and LE agreed to modify the payment terms of the Kissick Debt to satisfy in full LE’s $11.2 million obligation to Kissick Noteholder under the Kissick Debt by March 2025. Effective April 30, 2023, the interest rate for outstanding principal and accrued and unpaid interest under the Kissick Debt decreased from 16.00% to 6.25% per year.

Kissick Subordination Agreement.  Subordination Agreement between the Kissick Noteholder and Sovereign Bank (predecessor to Veritex) dated June 22, 2015. Under the agreement, Kissick Noteholder agreed, and LE consented, to: (i) subordinate Kissick Noteholder’s right to payments, as well as rights to security interest and liens, in favor of Sovereign (now Veritex) as holder of the LE Term Loan Due 2034, (ii) LE not making payments on the subordinated debt, and (iii) obtain consent from Sovereign (now Veritex) prior to receipt of payments related to the subordinated debt; as of the filing date of this report, LE was seeking Veritex’s consent under the Kissick Subordination Agreement related to the Kissick Forbearance Agreement.

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

Blue Dolphin Energy Company	March 31, 2023 │Page 4

Glossary of Terms

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

LEH Operating Fee.  A management fee paid to LEH under the Second Amended and Restated Operating Agreement; calculated as 5.00% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC; previously reflected within refinery operating expenses in our consolidated statements of operations.

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

LTRI.  Lazarus Texas Refinery I, an affiliate of LEH.

March Carroll Note. March 2017 promissory note between Blue Dolphin and Lazarus Capital; reflected amounts owed to Jonathan Carroll under LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement; interest accrued at 8.00% compounded annually; no covenants; matured January 2019; note assigned to LEH; see “Assignment Agreement;” as of March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the assigned March Carroll Note; see “June LEH Note.”

March Ingleside Note. March 2017 promissory note between Blue Dolphin and Ingleside; represented periodic working capital to Blue Dolphin through conversion of accounts payable; interest accrued at 8.00% compounded annually; no covenants; matured January 2019; note assigned to LEH; see “Assignment Agreement;” as of March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the assigned March Ingleside Note; see “June LEH Note.”

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

Blue Dolphin Energy Company	March 31, 2023 │Page 5

Glossary of Terms

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

Refined products. Hydrocarbon compounds, such as jet fuel and residual fuel, produced by a refinery.

Refinery. Within the oil and gas industry, a refinery is an industrial processing plant where crude oil, condensate, and intermediate feeds are separated and transformed into petroleum products.

Refinery operations gross profit (deficit).  Calculated as refinery operations revenue less intercompany processing fees less cost of goods sold during the period; reflected as a dollar ($) amount.

Refining gross profit (deficit) per bbl.  Calculated as refinery operations gross profit (deficit) divided by the volume, in bbls, of refined products sold during the period; reflected as a dollar ($) amount per bbl.

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

Sour crude. Crude oil containing sulfur content greater than 0.5%.

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

Sweet crude. Crude oil containing sulfur content less than 0.5%.

Tartan.  Tartan Oil LLC, an affiliate of Pilot.

Texas First.  Texas First Rentals, LLC.

TCEQ.  Texas Commission on Environmental Quality.

Throughput.  The volume processed through a unit or a refinery or transported through a pipeline.

Tolling and terminaling gross profit (deficit).  Calculated as tolling and terminaling revenue less intercompany processing fees less cost of goods sold during the period; reflected as a dollar ($) amount.

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

Veritex Forbearance Agreement. Forbearance Agreement dated and effective November 18, 2022 between LE, LRM, Veritex, and guarantors (as defined therein); the forbearance period terminates on September 30, 2023.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. as published by the Wall Street Journal.  Effective May 4, 2023, the WSJ Prime rate increased to 8.25%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	March 31, 2023 │Page 6

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

Business and Industry		•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
		•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Our going concern status.	•	Failing to effectively execute new business strategies, such as renewable fuels.
•	Substantial debt in current liabilities, certain of which is currently in default.	•	Our ability to effect and integrate potential acquisitions.
•	Continued inability to meet financial covenants under secured loan agreements.
•	Ability to satisfy the terms of forbearance agreements.	Legal, Government, and Regulatory
•	Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.
•	Increased costs of capital or a reduction in the availability of credit.	•

Environmental laws and regulations that may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.

•	Instability and volatility in the capital, credit, and commodity markets, and bank failures or other events affecting financial institutions.	•	Strict laws and regulations regarding personnel and process safety.
•	Public health threats, pandemics, and epidemics, such as COVID-19, and the adverse impacts on our business, financial condition, results of operations, and liquidity.	•

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

•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.	•	Assessment of penalties by regulatory agencies, such as BOEM, BSEE, OSHA and the TCEQ for violations.
•	Geographical concentration of our assets and customers in Texas.	•	Our estimates of future AROs related to our pipeline and facilities assets, which may increase.
•	Competition from companies with more significant financial and other resources.	•	Regulatory changes and other measures related to greenhouse gas emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions.
•	Market changes in insurance that impact premium costs and available coverages.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.	•	A terrorist attack or armed conflict.
Downstream and Midstream Operations		• •	Increased activism against oil and gas companies. Actual or potential cybersecurity threats or loss of data privacy.
•	Commodity price and refined product demand volatility, which can adversely affect our refining margins.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.	Common Stock
•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.
•	Equipment failure and maintenance, which lead to operational downtime.	•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.	•	Increasing attention to environmental, social, and governance (ESG) matters.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.	•	Declines in our stock price due to share sales.
•	Critical personnel loss, labor actions, and workplace safety issues.	•

Dilution of the equity of current stockholders and the potential decline of our stock price due to the issuance of new Common Stock or Preferred Stock from the large pool of authorized shares that we have available to issue.

•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.	•	The potential sale of shares in accordance with Rule 144, which may adversely affect the market.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.	•	The lack of dividend payments.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.	•	Failing to maintain adequate internal controls under Section 404(a) of the Sarbanes-Oxley Act.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC and elsewhere in our subsequent quarterly and periodic reports, including this report. All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company	March 31, 2023 │Page 7

Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2023	2022
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,533	$520
Accounts receivable, net	724	1,148
Accounts receivable, related party	11,555	-
Prepaid expenses and other current assets	5,876	3,466
Deposits	110	110
Inventory	8,640	19,844
Total current assets	39,438	25,088

LONG-TERM ASSETS
Total property and equipment, net	56,790	57,436
Operating lease right-of-use assets, net	101	149
Restricted cash, noncurrent	1,000	1,001
Surety bonds	230	230
Total long-term assets	58,121	58,816
TOTAL ASSETS	$97,559	$83,904

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$36,674	$42,155
Long-term debt, related party, current portion	-	5,211
Interest payable	5,710	6,271
Interest payable, related party	-	4,094
Accounts payable	1,279	2,161
Accounts payable, related party	255	155
Current portion of lease liabilities	99	156
Income taxes payable	553	307
Asset retirement obligations, current portion	3,745	3,710
Accrued expenses and other current liabilities	5,022	6,114
Total current liabilities	53,222	70,334

LONG-TERM LIABILITIES
Unearned contract renewal income, net of current	558	660
Long-term debt, net of current portion	7,296	2,322
Long-term debt, related party, net of current portion	4,000	-
Long-term interest payable, net of current portion	773	-
Long-term interest payable, related party, net of current portion	4,254	-
Total long-term liabilities	16,881	2,982

TOTAL LIABILITIES	70,103	73,316

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968
shares issued at March 31, 2023 and December 31, 2022)(1)	149	149
Additional paid-in capital	39,758	39,758
Accumulated deficit	(12,566)	(29,319)
TOTAL STOCKHOLDERS' EQUITY	27,341	10,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,559	$83,904

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2023 │Page 8

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$114,640	$109,757
Tolling and terminaling	2,021	926

Total revenue from operations	116,661	110,683

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	93,987	102,393
Other conversion costs	2,170	1,684
Total cost of goods sold	96,157	104,077

Gross profit	20,504	6,606

COST OF OPERATIONS
LEH operating fee, related party	144	126
Other operating expenses	91	11
General and administrative expenses	1,207	624
Depreciation and amortization	698	701
Accretion of asset retirement obligations	35	33
Total cost of operations	2,175	1,495
Income from operations	18,329	5,111

OTHER INCOME (EXPENSE)

Easement, interest and other income	2	-
Interest and other expense	(1,332)	(1,592)
Total other income (expense)	(1,330)	(1,592)

Income before income taxes	16,999	3,519

Income tax expense	(246)	(41)

Net Income	$16,753	$3,478

Income per common share:
Basic	$1.12	$0.27
Diluted	$1.12	$0.27

Weighted average number of common shares outstanding:
Basic	14,921,968	12,693,514
Diluted	14,921,968	12,693,514

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2023 │Page 9

Financial Statements

Consolidated Statements of Stockholders’ Equity (Deficit)(Unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares Issued	Par Value	Capital	Deficit	Equity
	(in thousands except share amounts)

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	16,753	16,753

Balance at March 31, 2023	14,921,968	$149	$39,758	$(12,566)	$27,341

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares Issued	Par Value	Capital	Deficit	Equity (Deficit)
	(in thousands except share amounts)

Balance at December 31, 2021	12,693,514	$127	$38,457	$(62,211)	$(23,627)

Net income	-	-	-	3,478	3,478

Balance at March 31, 2022	12,693,514	$127	$38,457	$(58,733)	$(20,149)

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2023 │Page 10

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
OPERATING ACTIVITIES
Net income	$16,753	$3,478
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	698	701
Accretion of asset retirement obligations	35	33
Amortization of debt issue costs	51	51
Guaranty fees paid in kind	-	152
Related-party interest expense paid in kind	-	277
Deferred revenues and expenses	(102)	(110)
Changes in operating assets and liabilities
Accounts receivable	424	(17)
Accounts receivable, related party	(11,555)	-
Prepaid expenses and other current assets	(2,410)	701
Inventory	11,204	(2,712)
Accounts payable, accrued expenses and other liabilities	(1,415)	(1,617)
Accounts payable, related party	100	-
Net cash provided by operating activities	13,783	937

FINANCING ACTIVITIES
Proceeds from debt	-	1,500
Payments on debt principal	(560)	(4)
Net activity on related-party debt	(1,211)	(2,384)
Net cash used in financing activities	(1,771)	(888)
Net change in cash, cash equivalents, and restricted cash	12,012	49

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,521	57
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$13,533	$106

Supplemental Information:
Non-cash investing and financing activities:
Interest paid	$678	$1,051

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	March 31, 2023 │Page 11

Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Organization

Company Overview

Blue Dolphin was formed in 1986 as a Delaware corporation.  The company is an independent downstream energy company operating in the Gulf Coast region of the United States.  Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.25 million bbls of petroleum storage tank capacity in Nixon, Texas.  Blue Dolphin trades on the OTCQX under the ticker symbol “BDCO.”

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled approximately 83% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer of our refined products.  Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern

In accordance with GAAP accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. While results of operations significantly improved for the three months ended March 31, 2023 versus the three months ended March 31, 2022, management determined that certain factors continue to present substantial doubt about our ability to continue as a going concern. These factors include significant current debt, which impacts our ability to meet debt covenants, and historical net losses and working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty.   Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt.  If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

Our significant current debt is the result of certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2023 and December 31, 2022. Excluding accrued interest, we had current debt of $36.7 million and $47.4 million, respectively, as of March 31, 2023 and December 31, 2022. Our significant current debt at March 31, 2023 consisted of bank debt to Veritex and GNCU.

Forbearance Agreements.

Veritex Forbearance Agreement. Pursuant to the Veritex Forbearance Agreement, Veritex agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for a period beginning on November 18, 2022 through September 30, 2023.  During the forbearance period, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants. As part of the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees.  In the event that LE and LRM pay off all amounts due under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 on or before September 30, 2023, Veritex also agreed to waive late fees totaling approximately $0.4 million in the aggregate.  The Veritex Forbearance Agreement shall terminate on the first to occur of September 30, 2023, borrowers failing to  make a payment when due, breach, or any new event of default.  As of March 31, 2023, LE and LRM were in compliance with the Veritex Forbearance Agreement. However, as of the filing date of this report, LE was not in compliance with the Veritex Forbearance Agreement for failing to obtain consent under the Subordination Agreement.  Although LE was seeking Veritex’s consent, the Veritex Forbearance Agreement was in default as of the filing date of this report.

Blue Dolphin Energy Company	March 31, 2023 │Page 12

Notes to Consolidated Financial Statements

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025.  On March 1, 2025, LE shall make a final payment of $0.4 million to Kissick Noteholder. As part of the Kissick Forbearance Agreement, LE paid Kissick Noteholder $0.5 million in each of April and May 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults. As noted above, LE was seeking Veritex’s consent under the Kissick Subordination Agreement.  See “Note (16)” for additional disclosures related to the Kissick Forbearance Agreement.

BDPL Forbearance Agreement.  Pursuant to the BDPL Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the BDPL Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest shall be incurred throughout the agreement term, including the interest-only payment period. As part of the BDPL Loan Agreement, BDPL paid LEH $0.05 million in May 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults. See “Note (16)” for additional disclosures related to the BDPL Forbearance Agreement.

Other Defaults. As of March 31, 2023 and the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations.  Defaults permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.

Favorable Refining Margins. The strong demand for our products, particularly jet fuel, and the increase in refining margins were the primary contributors to us reporting $16.8 million in net income for the three months ended March 31, 2023. Comparatively, we reported net income of $3.5 million for the three months ended March 31, 2022.

Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. While refining margins and liquidity improved significantly during the three months ended March 31, 2023 compared to the same period a year ago, the general outlook for the oil and natural gas industry for 2023 remains unclear given uncertainty surrounding the capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine, COVID-19, the recession, and inflation. We can provide no assurances that refining margins and demand will remain at current levels.

Working Capital Improvements. Although we experienced net losses during three of the last five years, our financials continue to improve.  We had $13.9 million and $45.2 million in working capital deficits at March 31, 2023 and December 31, 2022, respectively, representing a $31.3 million improvement.  Excluding the current portion of long-term debt, we had $22.8 million and $2.1 million in working capital at March 31, 2023 and December 31, 2022, respectively, representing an improvement of $20.7 million. The significant improvement in working capital between the three month periods was primarily due to favorable refining margins and increased gross profit. Continued favorable market conditions will enable us to continue meeting our needs through cash flow from operations.

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. In April 2023, we entered into the Kissick Forbearance Agreement; in May 2023, we entered into the BDPL Forbearance Agreement; and in November 2022, we entered into the Veritex Forbearance Agreement.  During Q1 2022, we successfully secured an additional $1.5 million in working capital through CARES Act loans. We also continue to explore opportunities to obtain capital and/or refinance debt.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital, favorable refining margins, and maintaining operation of the Nixon refinery.

Working Capital. As noted above, we have historically had working capital deficits primarily due to having significant current debt.  Having sufficient working capital is necessary to meet contractual, operational, regulatory, and safety needs.  Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Second Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. To avoid business disruptions and manage cash flow, we optimize receivables and payables by prioritizing payments, optimize inventory levels based on demand, monitor discretionary spending, and carefully manage capital expenditures.

Blue Dolphin Energy Company	March 31, 2023 │Page 13

Notes to Consolidated Financial Statements

Refining Margins. Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected.  Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes.  Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.  To remain competitive in a volatile commodity price environment, we adjust throughput and production based on market conditions and adjust our product slate based on commodities pricing.

Nixon Refinery Operation.  We maintain relationships with suppliers that source and repair key components of the Nixon refinery.  We expect our suppliers to maintain an adequate supply of component products and, when components are sent out for repair, to timely deliver components. However, in some cases, increases in demand or supply chain disruptions have led to part and component constraints. We use several suppliers and monitor supplier financial viability to mitigate supply-based risks that could cause a business disruption.

The capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine, COVID-19, the recession, and inflation continue to evolve, and the extent to which these factors may impact working capital, commodity prices, refined product demand, our supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence.  We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable.  Further, if lenders exercise their rights and remedies under secured loan agreements that are in default, or if Tartan terminates the Crude Supply Agreement, our business, financial condition, and results of operations will be materially adversely affected.

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

The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or for any other period.

Significant Accounting Policies

A summary of significant Blue Dolphin accounting policies is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of our consolidated financial statements.

Use of Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Although commodity price volatility, the Russian-Ukrainian military conflict, COVID-19, recession, inflation, and severe weather resulting from climate change have impacted these estimates and assumptions, we are continually working to mitigate future risks. However, the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of March 31, 2023 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

Blue Dolphin Energy Company	March 31, 2023 │Page 14

Notes to Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, options to limit risk are being evaluated given current capital, credit, and commodity markets and financial institution health.  Restricted cash, non-current portion at March 31, 2023 and December 31, 2022 reflects amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	March 31,	December 31,
	2023	2022
	(in thousands)

Cash and cash equivalents	$12,533	$520
Restricted cash, noncurrent	1,000	1,001
	$13,533	$1,521

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts.  Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0.06 million at both March 31, 2023 and December 31, 2022.

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

Pipelines and Facilities. We record our pipelines and facilities at cost less any adjustments for depreciation or impairment.  We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at December 31, 2016.  During the twelve months ended December 31, 2021, we recorded an additional impairment of $1.1 million due to a change in the estimated future cost and timing of decommissioning these assets. During the twelve months ended December 31, 2022, we recorded an additional impairment of $0.1 million due to an additional change in the timing of decommissioning these assets.  No impairment was recorded during the three months ended March 31, 2023. Our pipelines and facilities assets are inactive.  Decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19. BSEE mandated that decommissioning occur prior to June 1, 2023. BDPL is determining the feasibility of meeting BSEE’s decommissioning deadline based on several factors, including vessel availability, sea conditions in the Gulf of Mexico, and completion of required pre-clearance operations. However, decommissioning is not likely to occur by BSEE’s deadline.  If BDPL fails to complete decommissioning of the offshore pipeline and platform assets and/or remedy the INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

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

Blue Dolphin Energy Company	March 31, 2023 │Page 15

Notes to Consolidated Financial Statements

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

Tolling and Terminaling Revenue. Tolling and terminaling revenue represents fees under (i) terminal services agreements whereby a customer agrees to pay a certain fee per storage tank based on tank size over time for the storage of products and (ii) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for the use of the naphtha stabilizer unit.

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

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2023 and December 31, 2022, we had no uncertain tax positions for which a reserve or liability was necessary.

Blue Dolphin Energy Company	March 31, 2023 │Page 16

Notes to Consolidated Financial Statements

Deferred Taxes. Deferred income tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when we are unable to conclude that realization of the deferred income tax assets is more likely than not.

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

The capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine, the recession, inflation, and COVID-19 could affect the value of certain of our long-lived assets.  Management evaluated refinery and facilities assets for impairment as of March 31, 2023 and December 31, 2022.  We did not record any impairment of our long-lived assets for the periods presented. However, impairment may be required in the future if losses are material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

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

New Pronouncements Adopted. During the three months ended March 31, 2023, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.  No new pronouncements that have been issued, but are not yet effective, are expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 17

Notes to Consolidated Financial Statements

(3)   Related-Party Transactions

Affiliate Agreements

Financial and Operational Agreements.  Blue Dolphin and certain of its subsidiaries are parties to several financial and operational agreements with Affiliates.

Agreement/Transaction	Parties	Effective Date	Key Terms
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023

Related to payoff of Blue Dolphin $2.0 million SBA loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under Blue Dolphin Term Loan Due 2051 as consideration for providing his personal guarantee.

Jet Fuel Purchase Agreements(1)	LE LEH	04/21/2023

Product agreements for the purchase of jet fuel from LEH to LE; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH’s product cost; LE expects to sell the products back to LEH under the Jet Fuel Sales Agreement.

Jet Fuel Sales Agreement(1)	LE LEH	04/01/2023

Sale of jet fuel by LE to LEH; 1-year term expiring earliest to occur of 03/31/2024 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH is awarded jet fuel contracts under preferential pricing terms due to being HUBZone certified.

LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023

Related to payoff of LE $25.0 million Veritex loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under LE Term Loan Due 2034 as consideration for providing his personal guarantee.

LE Master Services Agreement(1)	LE Ingleside	03/01/2023	For storage of products intended for customer receipt by barge; tank rental fee $0.1 million per month.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

Related to payoff of LRM $10.0 million Veritex loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under LRM Term Loan Due 2034 as consideration for providing his personal guarantee.

NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023

Related to payoff of NPS $10.0 million GNCU loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under NPS Term Loan Due 2031 as consideration for providing his personal guarantee.

NPS Terminal Services Agreement	NPS LEH	11/01/2022	For LEH storage of jet fuel at the Nixon facility; tank rental fee $0.2 million per month; 1-year term on an evergreen basis; either party may cancel upon 60 days’ prior written notice.
Office Sub-Lease Agreement	BDSC LEH	01/01/2018	68-month term expiring 08/31/2023; office lease Houston, Texas; includes 6-month rent abatement period; rent approximately $0.01 million per month
Second Amended and Restated Operating Agreement(1)	Blue Dolphin LE LRM NPS BDPL BDPC BDSC LEH	04/01/2023

1-year term; expires 04/01/2024 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

(1)	See “Note (16) Subsequent Events” for additional disclosures.

Debt Agreements.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with Affiliates:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note (1)	Blue Dolphin LEH	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Second Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)	BDPL LEH	Aug 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
(1)	See “Note (16) Subsequent Events” for additional disclosures.

Pursuant to the Assignment Agreement, the March Ingleside Note and March Carroll Note were assigned to and assumed by LEH under the June LEH Note effective December 31, 2022.

Forbearance and Defaults.

BDPL Forbearance Agreement.  Pursuant to the BDPL Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement. Under the terms of the BDPL Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest shall be incurred throughout the agreement term, including the interest-only payment period. As part of the BDPL Loan Agreement, BDPL paid LEH $0.05 million in May 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults. See “Note (16)” for additional disclosures related to the BDPL Forbearance Agreement.

Blue Dolphin Energy Company	March 31, 2023 │Page 18

Notes to Consolidated Financial Statements

Other Defaults.  Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note. As a result, the debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022, were also satisfied.

Covenants, Guarantees and Security.

The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  There are no covenants associated with the June LEH Note.  Certain BDPL property serves as collateral under the BDPL-LEH Loan Agreement.

See “Notes (1) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.  See also “Note (16) Subsequent Events” for additional disclosures related to the BDPL Forbearance Agreement and June LEH Note.

Related-Party Financial Impact

Working Capital. We historically relied on Affiliates for funding during periods of working capital deficits.  We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party. Profitability from favorable refining margins and increased product demand improved cash flow from operations in the three months ended March 31, 2023. Continued favorable market conditions will increasingly enable us to meet our needs through cash flow from operations.

Consolidated Balance Sheets.

Accounts receivable, related party.  Accounts receivable, related party related to the sale of jet fuel to LEH totaled $11.6 million and $0 at March 31, 2023 and December 31, 2022.  The significant increase between the periods related to timing differences as LEH managed the transition of jet fuel purchases and deliveries from an intermediary and then directly to the DLA.

Accounts payable, related party.  Accounts payable, related party totaled $0.3 million and $0.2 million at March 31, 2023 and December 31, 2022.  Accounts payable, related party at March 31, 2023 reflects tank rental fees owed to Ingleside under the LE Master Services Agreement and amounts owed to LTRI for previously purchased refinery equipment.  Accounts payable, related party at December 31, 2022 reflects amounts owed to LTRI for previously purchased refinery equipment.

Long-term debt, related party, current portion (in default) and accrued interest payable, related party.

	March 31,	December 31,
	2023	2022
	(in thousands)
LEH
June LEH Note	$-	$1,211
BDPL-LEH Loan Agreement (in default)	8,254	8,094
LEH Total	8,254	9,305

Less: Long-term debt, related party, current portion	-	(5,211)
Less: Accrued interest payable, related party	-	(4,094)
	$8,254	$-

Amounts Blue Dolphin owed to LEH under the June LEH Note and Seconded and Amended Restated Operating Agreement were net settled against amounts LEH owed to LE under the Jet Fuel Sales Agreement.  At March 31, 2023, amounts owed by Blue Dolphin to LEH resulted in payoff of the June LEH Note.  As a result, the debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022, were also satisfied.  Excess amounts owed by LEH to LE were reflected in accounts receivable, related party on our consolidated balance sheet.

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percent amounts)
Refinery operations
LEH	$35,345	30.3%	$34,518	31.2%
Third-Parties	$79,295	68.0%	75,239	68.0%
Tolling and terminaling
LEH	540	0.5%	-	-
Third-Parties	1,481	1.3%	926	0.8%
	$116,661	100.0%	$110,683	100.0%

Blue Dolphin Energy Company	March 31, 2023 │Page 19

Notes to Consolidated Financial Statements

Interest expense.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034 (in default)	$102	$107
Second Term Loan Due 2034 (in default)	43	45
Blue Dolphin Term Loan Due 2051	10	--
NPS Term Loan Due 2031	50	--
LEH
BDPL-LEH Loan Agreement (in default)	160	160
June LEH Note	-	276
	$365	$588

Other.  BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended March 31, 2023 and 2022.  The LEH operating fee, related party was flat for both three-month periods ended March 31, 2023 and 2022, totaling $0.1 million.  Lease expense associated with the LE Master Services Agreement totaled $0.1 million for the three-month period ended March 31, 2023.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances

	March 31,	December 31,
	2023	2022
Accounts receivable (including related-party), beginning of period	$1,148	$126
Accounts receivable (including related-party), end of period	12,279	1,148

Unearned revenue, beginning of period	$3,888	$4,388
Unearned revenue, end of period	3,249	3,888

Blue Dolphin Energy Company	March 31, 2023 │Page 20

Notes to Consolidated Financial Statements

Segment Information

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)

Refinery operations	$114,640	$109,757
Tolling and terminaling	2,021	926
Total revenue from operations	116,661	110,683

Intercompany processing fees(1)
Refinery operations	(576)	(653)
Tolling and terminaling	576	653
Total intercompany processing fees	-	-

Costs of good sold(2)
Refinery operations	(95,799)	(103,458)
Tolling and terminaling	(358)	(619)
Total costs of goods sold	(96,157)	(104,077)

Gross profit
Refinery operations	18,265	5,646
Tolling and terminaling	2,239	960
Total gross profit	20,504	6,606

Other operating and general and administrative expenses(3)
Refinery operations	(478)	(282)
Tolling and terminaling	(470)	(70)
Corporate and other	(530)	(442)
Total other operating and general and administrative expenses	(1,478)	(794)

Depreciation and amortization
Refinery operations	(304)	(307)
Tolling and terminaling	(342)	(342)
Corporate and other	(51)	(52)
Total depreciation and amortization	(697)	(701)

Interest and other non-operating expenses, net
Refinery operations	(677)	(717)
Tolling and terminaling	(470)	(418)
Corporate and other	(183)	(457)
Total interest and other non-operating expenses, net	(1,330)	(1,592)

Income (loss) before income taxes
Refinery operations	16,806	4,340
Tolling and terminaling	957	130
Corporate and other	(764)	(951)
Total income before income taxes	16,999	3,519

Income tax expense	(246)	(41)

Net income	$16,753	$3,478

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Cost of goods sold within tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance).
(3)	Other operating and general and administrative expenses within refinery operations include the LEH operating fee, related party, and accretion of asset retirement obligations.

Blue Dolphin Energy Company	March 31, 2023 │Page 21

Notes to Consolidated Financial Statements

Three Months Ended
March 31,
	2023	2022
(in thousands)
Capital expenditures
Refinery operations	$-	$-
Tolling and terminaling	-	-
Corporate and other	-	-
Total capital expenditures	$-	$-

	March 31,	December 31,
	2023	2022
	(in thousands)
Identifiable assets
Refinery operations	$78,962	$64,359
Tolling and terminaling	17,318	17,836
Corporate and other	1,279	1,709
Total identifiable assets	$97,559	$83,904

(5)   Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At March 31, 2023 and December 31, 2022, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $13.0 and $0.9 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term, non-exclusive crude supply agreement in place with Tartan.  The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil.  After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term).  Tartan must provide notice of non-renewal at least 60 days before the expiration of any renewal term.  For the three months ended March 31, 2023 and 2022, we received approximately 1.0 million bbls, or 4.1%, and 1.1 million bbls, or 4.3%, respectively, of the contracted volume under the Crude Supply Agreement.  As of March 31, 2023, we received approximately 14.6 million bbls, or 58.9%, of the total allowable contracted volume under the Crude Supply Agreement.  During the three months ended March 31, 2023, the vast majority of our crude was sourced from Tartan under the Crude Supply Agreement.  During the three months ended March 31, 2022, all of our crude oil was sourced from Tartan under the Crude Supply Agreement. At March 31, 2023, accounts payable for crude oil and condensate was $0.

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

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses and working capital deficits, and margin volatility. If Tartan terminates the Crude Supply Agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations. To mitigate these risks, we have established relationships with other crude suppliers.

Blue Dolphin Energy Company	March 31, 2023 │Page 22

Notes to Consolidated Financial Statements

Customers

Significant Customers. We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at March 31,

March 31, 2023	3	65.7%	$11.6 million
March 31, 2022	3	64.9%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to HUBZone certification.  For the three months ended March 31, 2023 and 2022, the Affiliate accounted for approximately 30.3% and 31.2% of total revenue from operations, respectively.

Customer Concentration.  Our customer base consists of refined petroleum product wholesalers.  Economic changes similarly affect our customers positively or negatively, which impacts our overall exposure to credit risk. Economic changes include the uncertainties related to the Russian military conflict with Ukraine, COVID-19, recession, inflation, and the associated volatility in the global commodities markets.  Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales

We sell our products primarily in the U.S. within PADD 3.  Occasionally we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.  Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percent amounts)

LPG mix	$55	0.0%	$-	0.0%
Naphtha	20,729	20.7%	27,754	25.2%
Jet fuel	35,345	35.9%	34,518	30.3%
HOBM	33,488	18.3%	23,075	22.0%
AGO	25,023	25.1%	24,410	22.5%
	$114,640	100.0%	$109,757	100.0%

An Affiliate, LEH, purchases all of our jet fuel.  See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements.

(6)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Prepaid crude oil and condensate	$5,224	$2,183
Prepaid insurance	406	1,066
Other prepaids	198	163
Prepaid easement renewal fees	48	54
	$5,876	$3,466

Blue Dolphin Energy Company	March 31, 2023 │Page 23

Notes to Consolidated Financial Statements

(7)   Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
HOBM	$3,801	$14,879
Crude oil and condensate	3,744	3,458
Naphtha	592	1,056
AGO	290	301
Chemicals	176	116
Propane	34	27
LPG mix	3	7
	$8,640	$19,844

(8)   Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Refinery and facilities	$72,675	$72,675
Land	566	566
Other property and equipment	913	913
	74,154	74,154

Less: Accumulated depreciation and amortiation	(21,033)	(20,387)
	53,121	53,767

CIP	3,669	3,669
	$56,790	$57,436

(9)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Unearned revenue from contracts with customers	$3,249	$3,888
Unearned contract renewal income	480	480
Accrued fines and penalties	407	407
Taxes payable	201	64
Other payable	307	324
Customer deposits	173	173
Insurance	142	568
Board of director fees payable	63	210
	$5,022	$6,114

Blue Dolphin Energy Company	March 31, 2023 │Page 24

Notes to Consolidated Financial Statements

(10) Third-Party Long-Term Debt

Loan Agreements

Loan Description	Parties	Principal (in millions)	Origination / Maturity	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default) (1)	LE Veritex	$25.0	Jun 2015 / Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default) (1)	LRM Veritex	$10.0	Dec 2015 / Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in default)(2)(3)(4)	LE Kissick	$11.7	Jun 2006 / Jan 2018	$0.5 million	6.25%	Working capital
GNCU Loan
NPS Term Loan Due 2031(in default) (5)	NPS GNCU	$10.0	Oct 2021 / Oct 2031	$0.1 million	5.75%	Working capital
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(6)	Blue Dolphin SBA	$2.0	May 2021 / Jun 2051	$0.01 million	3.75%	Working capital
LE Term Loan Due 2050(7)	LE SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(7)	NPS SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(8)	LE Texas First	$0.07	Oct 2020 / Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion
(1)	At both March 31, 2023 and December 31, 2022, restricted cash, noncurrent, representing amounts held by Veritex in a payment reserve account, was $1.0 million.
(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Pursuant to the Kissick Forbearance Agreement, LE began making monthly payments of $0.5 million to Kissick Noteholder in April 2023; as modified, interest on outstanding principal and accrued and unpaid interest decreased from 16.00% to 6.25% per year. See “Note (16)” for additional information.

(4)	Subject to the Kissick Subordination Agreement.
(5)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments due monthly through loan maturity. First payment due in November 2024.
(6)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due November 2023; interest accrues during deferral period; loan not forgivable.

(7)	Payments deferred for thirty (30) months; first payment due February 2023; interest accrued during deferral period; loan not forgivable.
(8)

In May 2019, LE entered into 12-month equipment rental agreement with option to purchase a backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$20,359	$20,801
LRM Term Loan Due 2034 (in default)	8,557	8,671
Kissick Debt (in default)	11,206	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,976	9,975
SBA EIDLs
BDEC Term Loan Due 2051	2,095	2,082
LE Term Loan Due 2050	162	162
NPS Term Loan Due 2050	162	162
Equipment Loan Due 2025	34	38
	52,551	52,897

Less: Current portion of long-term debt, net	(36,674)	(42,155)
Less: Unamortized debt issue costs	(2,098)	(2,149)
Less: Accrued interest payable	(6,483)	(6,271)
	$7,296	$2,322

Blue Dolphin Energy Company	March 31, 2023 │Page 25

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,074)	(1,023)
	$2,098	$2,149

Amortization expense was $0.05 million for both three-month periods ended March 31, 2023 and 2022.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in default)	$6,228	$6,028
Veritex Loans
LE Term Loan Due 2034 (in default)	54	53
LRM Term Loan Due 2034 (in default)	64	66
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	17
SBA EIDLs
BDEC Term Loan Due 2051	95	82
LE Term Loan Due 2050	12	12
NPS Term Loan Due 2053	12	12
Equipment Loan Due 2025	-	1
	6,483	6,271
Less: Accrued interest payable (in default)	(5,710)	(6,271)
Long-term Interest Payable, Net of Current Portion	$773	$-

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2023 and December 31, 2022.   Although the debt associated with the Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, the Kissick Debt was reclassified to long-term debt, net of current portion at March 31, 2023 as a result of the Kissick Forbearance Agreement.

Forbearance and Defaults

Veritex Forbearance Agreement. Pursuant to the Veritex Forbearance Agreement, Veritex agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for a period beginning on November 18, 2022 through September 30, 2023.  During the forbearance period, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with past financial covenants.  As part of the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. In the event that LE and LRM pay off all amounts due under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 on or before September 30, 2023, Veritex also agreed to waive late fees totaling approximately $0.4 million in the aggregate.  The Veritex Forbearance Agreement shall terminate on the first to occur of September 30, 2023, borrowers failing to  make a payment when due, breach, or any new event of default.  As of March 31, 2023, LE and LRM were in compliance with the Veritex Forbearance Agreement. However, as of the filing date of this report LE was not in compliance with the Veritex Forbearance Agreement for failing to obtain consent under the Kissick Subordination Agreement.  Although LE was seeking Veritex’s consent, the Veritex Forbearance Agreement was in default as of the filing date of this report.

Blue Dolphin Energy Company	March 31, 2023 │Page 26

Notes to Consolidated Financial Statements

Kissick Forbearance Agreement.  Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt. Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025. On March 1, 2025, LE shall make a final payment of $0.4 million to Kissick Noteholder. As part of the Kissick Forbearance Agreement, LE paid Kissick Noteholder $0.5 million in each of April and May 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.  As noted above, LE was seeking Veritex’s consent under the Kissick Subordination Agreement. See “Note (16)” for additional disclosures related to the Kissick Forbearance Agreement.

Other Defaults. As of March 31, 2023 and the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations.  Defaults permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.  Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. See “Notes (1) and (3)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

•       First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)

•       Assignment of all Nixon facility contracts, permits, and licenses

•       Absolute assignment of Nixon facility rents and leases, including tank rental income

•       $5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

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

•       Substantially all assets

Kissick Debt (in default)(2)	---	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

•       Deed of trust lien on approximately 56 acres of land and improvements owned by LE

•       Leasehold deed of trust lien on certain property leased by NPS from LE

•       Assignment of leases and rents and certain personal property

SBA EIDLs
Blue Dolphin Term Loan Due 2051	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	• First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

Blue Dolphin Energy Company	March 31, 2023 │Page 27

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

ARO liability as of the dates indicated was as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)

AROs, at the beginning of the period	$3,710	$3,461
Changes in estimates of existing obligations	-	114
Accretion expense	35	135
	-	-
Less: AROs, current portion	(3,745)	(3,710)
Long-term AROs, at the end of the period	$-	$-

See “Note (15)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

Blue Dolphin Energy Company	March 31, 2023 │Page 28

Notes to Consolidated Financial Statements

(12) Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  The 68-month operating lease, with BDSC as lessee, expires in August 2023. BDSC is currently in discussions with lessor related to extending the lease.

An Affiliate, LEH, subleases a portion of the Houston office space.   BDSC received sublease income from LEH totaling $0.008 million for both three-month periods ended March 31, 2023 and 2022. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Master Services Agreement.  Lease expense associated with the LE Master Services Agreement totaled $0.1 million for the three-month period ended March 31, 2023. Due to its one-year term, the lease is being treated as short term. As a result, the lease was not recorded on our balance sheet. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to the LE Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		March 31,	December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(686)	(638)

Total lease assets		101	149

Liabilities
Current
Operating lease	Current portion of lease liabilities	99	156

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$99	$156

Weighted average remaining lease term in years
Operating lease	0.42
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)

Operating lease costs	$51	$51
Short-term lease expense, related party	100	--
Total lease cost	$151	$51

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$57	$52

Blue Dolphin Energy Company	March 31, 2023 │Page 29

Notes to Consolidated Financial Statements

As of March 31, 2023, maturities of lease liabilities for the periods indicated were as follows:

March 31,	Operating Lease
(in thousands)

2024	$99
$99

Future minimum annual lease commitments that are non-cancelable:

Operating
March 31,	Lease
(in thousands)
2024	$101
$101

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

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Current
Federal	$(115)	$-
State	(131)	(41)
Deferred
Federal	(3,427)	(1,086)
State	-	-
Change in valuation allowance	3,427	1,086

Total provision for income taxes	$(246)	$(41)

GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$8,590	$11,088
Business interest expense	2,680	3,524
Start-up costs (crude oil and condensate processing facility)	318	339
ARO liability/deferred revenue	791	779
Other	35	43
Total deferred tax assets	12,414	15,773

Deferred tax liabilities:
Basis differences in property and equipment	(8,284)	(8,216)
Total deferred tax liabilities	(8,284)	(8,216)
	4,130	7,557

Valuation allowance	(4,130)	(7,557)

Deferred tax assets, net	$-	$-

Blue Dolphin Energy Company	March 31, 2023 │Page 30

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

NOL Carryforwards

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

NOL Carryforwards Available for Use. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2021	$7,897	$65,511	$73,408

Net operating losses used and expired	(6,127)	(22,384)	(28,511)

Balance at December 31, 2022	$1,770	$43,127	$44,897

Net operating losses used and expired	(639)	(10,493)	(11,132)

Balance at March 31, 2023	$1,131	$32,634	$33,765

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At March 31, 2023 and December 31, 2022, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of March 31, 2023 and December 31, 2022.

We have NOL carryforwards that remain available for future use. At March 31, 2023 and December 31, 2022, there were no uncertain tax positions for which a reserve or liability was necessary.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 31

Notes to Consolidated Financial Statements

(14) Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands,
	except share and per share amounts)

Net income	$16,753	$3,478

Earnings per share
Basic and diluted income (loss) per share	$1.12	$0.27
Basic and diluted shares used in computing earnings per share	14,921,968	12,693,514

Diluted EPS for the three months ended March 31, 2023 and 2022 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.

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

(15) Commitments and Contingencies

Second Amended and Restated Operating Agreement

See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the Second Amended and Restated Operating Agreement.

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

In December 2018, BSEE issued an INC to BDPL for failing to flush and fill Pipeline Segment No. 13101.  Management met with BSEE in August 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets.  BSEE proposed that BDPL re-submit pipeline and platform decommissioning permit applications, including a safe boarding plan, by February 2020.  BDPL submitted permit applications to BSEE in February 2020 and the USACOE in March 2020.  In April 2020, BSEE issued a second INC to BDPL for failing to perform the required structural surveys for the GA-288C Platform. BDPL completed the required platform surveys in June 2020.

In August 2022, BSEE issued a third INC to BDPL for failing to complete decommissioning its main offshore pipeline and anchor platform. In addition, pursuant to a September 2022 letter, BSEE ordered BDPL to complete pipeline decommissioning and removal of the anchor platform by June 1, 2023.  In March 2023, BSEE issued a fourth INC to BDPL for failing to perform the required structural surveys for the GA-288C platform for 2021 and 2022, and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension until May 30, 2023 for completing the required surveys. BDPL is determining the feasibility of meeting BSEE’s May and June deadlines based on several factors, including vessel availability, sea conditions in the Gulf of Mexico, and completion of required pre-clearance operations, including the surveys. However, decommissioning is not likely to occur by BSEE’s deadline.  If BDPL fails to remedy the INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

We cannot currently estimate when decommissioning may occur or predict the outcome of the BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of March 31, 2023 and December 31, 2022.  At both March 31, 2023 and December 31, 2022, BDPL maintained $3.7 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

Defaults Under Secured Loan Agreements with Third Parties and Related Parties

See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to defaults under our secured and unsecured debt agreements.

Blue Dolphin Energy Company	March 31, 2023 │Page 32

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

On March 31, 2023, NPS and Pilot executed an Amendment to the Forbearance and Accommodation Agreement (“March 31 Amendment") with the forbearance term extending to June 15, 2023.  The March 31 Amendment required an additional payment by Pilot to NPS of approximately $1.08 million on April 3, 2023 and requires a conditional payment of $0.18 million on June 1, 2023.  Pilot made the April 2023 payment.

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

Blue Dolphin Energy Company	March 31, 2023 │Page 33

Notes to Consolidated Financial Statements

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

We are currently unable to predict the outcome of the BOEM INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2023 and December 31, 2022.  At both March 31, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

OSHA Settlement Agreement.   In September 2022, we entered into an Informal Settlement Agreement with OSHA related to process safety management violations at the Nixon refinery.  Under the agreement, we paid penalties totaling $0.05 million in November 2022.  We remediated a significant portion of identified violations prior to December 31, 2022.  Most of the remaining violations were remediated on a progressive schedule prior to March 31, 2023. Work on the final outstanding violation was completed in April 2023.

TCEQ Proposed Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount.  In May 2022, management met with the TCEQ to review the alleged solid hazardous waste violations.  As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a June 2022 letter.  On March 29, 2023, TCEQ requested a follow-up meeting to review LRM's submissions to date.  Management met with the TCEQ in April 2023 and is awaiting further follow-up from the TCEQ.  We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022. We cannot currently estimate when the TCEQ hazardous waste matter will be resolved or predict the outcome of the violations.

Pilot Dispute Related to Set-Off Payments.  In October 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit.  However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in set-off payments between Pilot and NPS.  As of the filing date of this report, the amount remained in dispute between the parties.

Defaults under Secured Loan Agreements.  We are currently in default under certain of our secured loan agreements with third parties and related parties.  See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If lenders exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

(16) Subsequent Events

BDPL Forbearance Agreement

Pursuant to the BDPL Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the BDPL Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest shall be incurred throughout the agreement term, including the interest-only payment period. As part of the BDPL Loan Agreement, BDPL paid LEH $0.05 million in May 2023.  As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Blue Dolphin Energy Company	March 31, 2023 │Page 34

Notes to Consolidated Financial Statements

Kissick Forbearance Agreement

Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025. On March 1, 2025, LE shall make a final payment of $0.4 million to Kissick Noteholder. As part of the Kissick Forbearance Agreement, LE paid Kissick Noteholder $0.5 million in each of April and May 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.  LE was seeking Veritex’s consent under the Kissick Subordination Agreement.

Jet Fuel Purchase Agreements

Reflects two transactions for the purchase of jet fuel from LEH to LE under Jet Fuel Purchase Agreements. Under the first transaction, which occurred on April 21, 2023, LE purchased approximately 1.9 million gallons of jet fuel from LEH. Under the second transaction, which occurred on May 10, 2023, LE purchased approximately 2.0 million gallons of jet fuel from LEH.  The jet fuel was sold at LEH’s product cost.  LE expects to sell the products back to LEH under the Jet Fuel Sales Agreement.

Jet Fuel Sales Agreement

Effective April 1, 2023, LE entered into a renewed Jet Fuel Sales Agreement with LEH.  The agreement has a one year term expiring on the earliest to occur of March 31, 2024 plus a 30-day carryover or delivery of the maximum jet fuel quantity.  The agreement was executed on March 24, 2023.

LE Amended and Restated Master Services Agreement

On March 14, 2023, LE entered a Master Services Agreement with Ingleside effective March 1, 2023 for storage of products intended for customer receipt by barge.  The agreement had a three-year term. The tank rental fee was $0.1 million per month. On May 9, 2023, LE and Ingleside amended and restated the Master Services Agreement (the “LE Amended and Restated Master Services Agreement” to change the term to 1 year.  All other terms remained the same.

Satisfaction of Debt

Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note; as a result, debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied.  All encumbrances that lender or assignee has or may have against Blue Dolphin were thereby terminated.

Second Amended and Restated Operating Agreement

The Second Amended and Restated Operating Agreement renewed effective April 1, 2023; the agreement was executed on March 14, 2023. The renewal term begins on the effective date and expires upon the earliest to occur of the following: (a) upon the first anniversary of the effective date, which termination date shall be April 1, 2024, (b) upon written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Second Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and/or BDSC.  With the exception of the term length, terms of the Second Amended and Restated Operating Agreement were the same as the Amended and Restated Operating Agreement.  For services rendered: (a) Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed with LEH’s credit card.  Amounts payable to LEH shall be invoiced by LEH weekly but may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 35

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, as well as significant trends that may affect future performance.  All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain.  See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.  You should read the following discussion together with the financial statements and the related notes included elsewhere in this report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview and Outlook

Company Overview

Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States.  Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with more than 1.25 million bbls of petroleum storage tank capacity in Nixon, Texas.  Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS).  Subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”.

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled approximately 83% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer of our refined products.  Blue Dolphin and certain of its subsidiaries are currently parties to a variety of agreements with Affiliates.  See “Part I, Item 1. Financial Statements– Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern

In accordance with GAAP accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. While results of operations dramatically improved for the three months ended March 31, 2023 (“Q1 2023”) versus the three months ended March 31, 2022 (“Q1 2022”), management determined that certain factors continue to present substantial doubt about our ability to continue as a going concern.  Factors include significant current debt, which impacts our ability to meet debt covenants, and historical net losses and working capital and equity deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Management is working to alleviate these factors by entering into forbearance agreements with lenders, maximizing operation of the Nixon refinery given favorable refining margins, and pursuing opportunities to obtain capital and/or refinance debt. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt.  If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options.  These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing a petition for bankruptcy.

Business Operations Update

Our financial results continue to be favorably impacted by the ongoing recovery in the worldwide demand for petroleum-based transportation fuels, particularly jet fuel, while the worldwide supply of those products remained constrained. This supply and demand imbalance contributed to increases in the market prices of petroleum-based transportation fuels (as well as crude oil and other feedstocks that are processed to make these products) and thus in refining margins. Supply has remained constrained for a variety of reasons, including, but not limited to, effects from refinery closures and disruptions in the crude oil and petroleum-based products markets resulting from the Russian-Ukrainian military conflict. Some refineries closed over the past two years and other refineries ceased crude oil processing in favor of transitioning to renewable fuel production. These negative impacts to the supply of petroleum-based products were exacerbated by the Russian-Ukrainian military conflict which began in the first quarter of 2022.  Due to the conflict, countries and private market participants responded by refraining from purchasing and transporting Russian crude oil and petroleum-based products; however, some of the initial uncertainties and related impacts began to dissipate during the second half of 2022. Our operations were primarily impacted by these events through commodity price fluctuations.

The strong demand for our products, particularly jet fuel, and the increase in refining margins were the primary contributors to us reporting $16.8 million in net income in Q1 2023. Our operating results for Q1 2023, including operating results by segment, can be found within ‘—Results of Operations.’

Blue Dolphin Energy Company	March 31, 2023 │Page 36

Management’s Discussion and Analysis

Our operations generated $13.8 million in cash during Q1 2023. At March 31, 2023, we had $12.5 million in liquidity. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘—Liquidity and Capital Resources.’

General Trends and Outlook

The economic effects from the COVID-19 pandemic on our business were and may again be significant. Although our business has recovered since the onset of the pandemic in March 2020, there continues to be uncertainty and unpredictability about the lingering impacts of COVID-19 to the worldwide economy, including in connection with the spread of variants and resulting restrictions, that could negatively affect our business, financial condition, results of operations , and liquidity in future periods.  Additionally, many uncertainties remain surrounding the capital, credit, and commodity markets, financial institution health, the global supply and demand imbalance in the petroleum-based products market due to the Russian-Ukrainian military conflict, inflation, and a global economic recession. While it is difficult to predict the ultimate economic impacts that these factors may have on our operations and financial results, we have noted key factors below that impacted our results of operations during Q1 2023, and will likely impact our results of operations during the remainder of the year:

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

Liquidity and Access to Capital Markets

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. In April 2023, we entered into the Kissick Forbearance Agreement; in May 2023, we entered into the BDPL Forbearance Agreement; and in November 2022, we entered into the Veritex Forbearance Agreement.  During Q1 2022, we successfully secured an additional $1.5 million in working capital through CARES Act loans.

There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all, or refinance existing debt. If we are unable to refinance or restructure debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as those related to COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

Changes in Regulations

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

Business Strategy and Accomplishments

Our primary business objectives are to improve our financial profile and refining margins by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimize Existing Asset Base	•	Maintain safe operations and enhance health, safety, and environmental systems.
	•	Plan and manage turnarounds and downtime.

Improve Operational Efficiencies	•	Reduce or streamline variable costs incurred in production.
	•	Increase throughput capacity and optimize product slate.
	•	Increase tolling and terminaling revenue.

Seize Market Opportunities	•	Leverage existing infrastructure to engage in renewable energy projects.
	•	Take advantage of market opportunities as they arise.

Blue Dolphin Energy Company	March 31, 2023 │Page 37

Management’s Discussion and Analysis

Optimize Existing Asset Base

The Nixon facility experienced 3 days of downtime during Q1 2023 compared to 6 days of downtime during Q1 2022. Downtime in Q1 2023 related to maintenance and repairs; downtime in Q1 2022 related to maintenance and repairs and crude deficiencies associated with cash constraints. During the period, we continued to focus on improvements in day-to-day plant operations and identifying safety and mechanical process improvements to optimize plant operations.

Improve Operational Efficiencies

We continued to carefully manage product mix, product inventory levels, and crude acquisition during Q1 2023.  While refinery throughput and production decreased during Q1 2023 compared to Q1 2022, sales volume increased during the same period as we reduced our inventory buildup from the end of 2022.

Seize Market Opportunities

Due to higher commodity prices and increased sales volume, gross profit significantly increased during Q1 2023 compared to Q1 2022.  Gross profit totaled $20.5 million in Q1 2023 compared to $6.6 million for the same period a year earlier, reflecting an increase of $13.9 million.

In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on green energy growth. Rising demand for green energy is attributable to a variety of factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change.  During Q1 2023, management continued to have discussions with potential commercial partners. Management expects to continue with these efforts throughout 2023. As discussed throughout this report, our ‘going concern’ opinion may impact our renewable energy endeavors. Furthermore, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development and/or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

Successful execution of our business strategy depends on multiple factors.  These factors include (i) having adequate working capital to meet operational needs and regulatory requirements, (ii) maintaining safe and reliable operations at the Nixon facility, (iii) meeting contractual obligations, (iv) having favorable margins on refined products, and (v) collaborating with new partners to develop and finance clean energy projects.  Our business strategy involves risks.  Accordingly, we cannot assure investors that our plans will be successful.  If we are unsuccessful, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs, or otherwise reducing our cash requirements, negotiating with our creditors to restructure our applicable obligations, or seeking protection under bankruptcy laws. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Downstream Operations

Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Crude distillation tower (15,000 bpd) • Petroleum storage tanks (operations support) • Loading and unloading facilities • Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term, non-exclusive crude supply agreement in place with Tartan.  The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil.  After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term).  Tartan must provide notice of non-renewal at least 60 days before the expiration of any renewal term.  For Q1 2023 and Q1 2022, we received approximately 1.0 million bbls, or 4.1%, and 1.1 million bbls, or 4.3%, respectively, of the contracted volume under the Crude Supply Agreement.  As of March 31, 2023, we received approximately 14.6 million bbls, or 58.9%, of the total allowable contracted volume under the Crude Supply Agreement.  During Q1 2023, the vast majority of our crude was sourced from Tartan under the Crude Supply Agreement.  During Q1 2022, all of our crude oil was sourced from Tartan under the Crude Supply Agreement. At March 31, 2023, accounts payable for crude oil and condensate was $0.

Blue Dolphin Energy Company	March 31, 2023 │Page 38

Management’s Discussion and Analysis

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

Our financial health has been materially and adversely affected by defaults in our secured loan agreements, significant current debt, margin volatility, historical net losses and working capital and equity deficits.  If Tartan terminates the Crude Supply Agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations. To mitigate these risks, we have established relationships with other crude suppliers.

Products and Markets

Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3.  We sell our products primarily in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries, such as distillate to Mexico.

The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO.  An Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to HUBZone certification.  The product sales agreement with the Affiliate has a one-year term expiring the earliest to occur of March 31, 2024 plus 30-day carryover or delivery of the maximum quantity of jet fuel.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

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

Competition

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

Safety and Downtime

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

Blue Dolphin Energy Company	March 31, 2023 │Page 39

Management’s Discussion and Analysis

Midstream Operations

Our tolling and terminaling segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Petroleum storage tanks and terminal services • Loading and unloading facilities	Crude Oil Refined Products	LRM, NPS	Nixon, Texas

Products and Customers

The Nixon facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined products, such as naphtha, jet fuel, diesel, and fuel oil.  Our storage customers are typically from the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area).  Shipments are received and redelivered from within the Nixon facility via pipeline or from third parties via truck.  Contract terms range from month-to-month to three years.

Operations Safety

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

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three months ended March 31, 2023 and 2022.  See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

Property	Operating Subsidiary	Location

Freeport facility • Crude oil and natural gas separation and dehydration • Natural gas processing, treating, and redelivery • Vapor recovery unit • Two onshore pipelines • Land (162 acres)	BDPL	Freeport, Texas
Offshore Pipelines (Trunk Line and Lateral Lines)	BDPL	Gulf of Mexico
Oil and Gas Leasehold Interests	BDPC	Gulf of Mexico

Pipeline and Facilities Safety

Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under OSHA, PHMSA, BOEM, BSEE, and comparable state and local regulators. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 40

Management’s Discussion and Analysis

Results of Operations

A discussion and analysis of the factors contributing to our consolidated financial results of operations is presented below and should be read in conjunction with our financial statements in “Part I, Item 1. Financial Statements.” The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but they should not serve as the only criteria for predicting future performance.

Major Influences on Results of Operations

Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations.  When the spread between these commodity prices decreases, our margins are negatively affected. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally result in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes.  Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

While refining margins improved significantly over the past twelve months primarily due to increased commodity prices and demand, the general outlook for the oil and natural gas industry for 2023 remains unclear given uncertainty surrounding the capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine, the recession, inflation, and COVID-19. We can provide no assurances that refining margins and demand will remain at current levels.

How We Evaluate Our Operations

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

Refinery Operations Gross Profit (Deficit), Refining Gross Profit (Deficit) per Bbl, and Tolling and Terminaling Gross Profit (Deficit)

We use refinery operations gross profit (deficit) and tolling and terminaling gross profit (deficit) to evaluate the performance of our downstream and midstream operations.  We use refining gross profit (deficit) per bbl as a downstream benchmark. All three measures supplement GAAP financial information presented. Management uses refinery operations gross profit (deficit), tolling and terminaling gross profit (deficit), and refining gross profit (deficit) per bbl to analyze our results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate impacts to our financial performance considering potential capital investments.  We believe these measures may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity.

Storage Tank Rental Revenue and Ancillary Services Fees

Tolling and terminaling revenue primarily represents storage tank rental fees and ancillary services fees under terminal services agreements. As a result, tank rental revenue and ancillary services fees combined are one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

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

Blue Dolphin Energy Company	March 31, 2023 │Page 41

Management’s Discussion and Analysis

Consolidated Results

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Q1 2023 Versus Q1 2022

Overview.  Net income for Q1 2023 was $16.8 million, or income of $1.12 per share, compared to net income of $3.5 million, or income of $0.27 per share, in Q1 2022. The $13.3 million, or $0.85 per share, increase in net income between the periods was the result of favorable refining margins and improved product demand.

Total Revenue from Operations.  Total revenue from operations increased 4% to $114.6 million for Q1 2023 from $109.8 million for Q1 2022. Higher commodity prices and sales volume contributed to the increase in refinery operations revenue in Q1 2023. Refinery operations revenue in Q1 2023 would have been higher if not for an unplanned curtailment of crude deliveries in March 2023 under the Crude Supply Agreement, which adversely impacted refinery production. Tolling and terminaling operations revenue more than doubled between the periods, increasing from $0.9 million in Q1 2022 to $2.0 million in Q1 2023; however, the increase was primarily related to overlapping terminal services fees as Pilot exited its terminal services agreement with NPS for the storage of jet fuel.

Total Cost of Goods Sold.  Total cost of goods sold decreased nearly 8% to $96.2 million for Q1 2023 from $104.1 million for Q1 2022.  The decrease related to lower crude acquisition costs and lower throughput.  Lower throughput in Q1 2023 was the result of an unplanned curtailment in crude deliveries in March 2023 under the Crude Supply Agreement.

Total Gross Profit.  Gross profit totaled $20.5 million for Q1 2023 compared to gross profit of $6.6 million for Q1 2022. Gross profit in Q1 2023 was the result of favorable commodity prices and improved refinery uptime compared to the same period a year earlier. Gross profit in Q1 2023 would have been higher if not for an unplanned curtailment of crude deliveries in March 2023 under the Crude Supply Agreement, which adversely impacted refinery production.

Total General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 93%, from $0.6 million in Q1 2022 to $1.2 million in Q1 2023. The increase primarily related to higher legal fees related to the Pilot dispute.

Total Depreciation and Amortization.  Depreciation and amortization expenses remained flat at $0.7 million for both Q1 2023 and Q1 2022.

Total Other Income (Expense).  Total other expense in Q1 2023 totaled $1.3 million compared to total other expense of $1.6 million in Q1 2022, representing a decrease of $0.3 million, or 16%. The decrease was due to lower related party interest expense in Q1 2023 compared to Q1 2022.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Downstream Operations

Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

Q1 2023 Versus Q1 2022

Refinery Downtime. Refinery downtime decreased from 6 days in Q1 2022 to 3 days in Q1 2023.  Refinery downtime in Q1 2023 related to maintenance and repairs.  Refinery downtime in Q1 2022 related to crude deficiencies associated with cash constraints (1 day) and maintenance and repairs (5 days).

Refinery Operations Gross Profit.  Refining gross profit was $18.3 million for Q1 2023 compared to gross profit of $5.7 million in Q1 2022, representing an increase of $12.6 million. The increase in Q1 2023 related to favorable refining margins and improved product demand compared to the same period a year earlier. Refining gross profit in Q1 2022 was the result of lower margins and COVID-19 market fluctuations.

Blue Dolphin Energy Company	March 31, 2023 │Page 42

Management’s Discussion and Analysis

Refining Gross Profit per Bbl. On a per bbl basis, refining gross profit was $15.91 for Q1 2023 compared to gross profit of $5.48 for Q1 2022, representing an increase of $10.43 per bbl.  The increase related to favorable commodity prices and increased refined product demand.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Refinery operations revenue	$114,640	$109,757
Less: intercompany processing fees(1)	(576)	(653)
Less: cost of goods sold	(95,799)	(103,458)
Refinery operations gross profit	$18,265	$5,646

Sales (bbls)	1,148	1,031

Refining gross profit per bbl	$15.91	$5.48

(1)

Fees associated with an intercompany tolling agreement related to naphtha volumes.

Midstream Operations

Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as for in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

Q1 2023 Versus Q1 2022

Tolling and Terminaling Revenue. Tolling and terminaling revenue, which consists of storage tank rental and ancillary services fees, more than doubled from $0.9 million in Q1 2022 to $2.0 million in Q1 2023.  The $1.1 million increase related to a temporary increase in terminal service fees associated with Pilot and a new related-party customer.  The increase in storage tank rental fees was offset slightly by a decrease in intercompany processing fees related to naphtha volumes.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit increased approximately $1.2 million from approximately $1.0 million in Q1 2022 to $2.2 million in Q1 2023. The increase related to temporary terminal service fees, which was offset by lower naphtha processing fees and operation costs and expenses.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Tolling and terminaling revenue	$2,021	$926
Intercompany processing fees(1)	576	653
Less: cost of goods sold	(358)	(619)
Tolling and terminaling gross profit	$2,239	$960

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Reconciliation.

Gross Profit (Deficit) by Segment.

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Revenue	$114,640	$109,757	$2,021	$926	$-	$-	$116,661	$110,683
Intercompany processing fees	(576)	(653)	576	653	-	-	-	-
Cost of goods sold	(95,799)	(103,458)	(358)	(619)	-	-	(96,157)	(104,077)
Gross profit	18,265	5,646	2,239	960	-	-	20,504	6,606
Other operating and general and administrative expenses(1)	(478)	(282)	(470)	(70)	(530)	(442)	(1,478)	(794)
Depreciation and amortization	(304)	(307)	(342)	(342)	(51)	(52)	(697)	(701)
Interest and other non-operating expenses, net	(677)	(717)	(470)	(418)	(183)	(457)	(1,330)	(1,592)
Income (loss) before income taxes	16,806	4,340	957	130	(764)	(951)	16,999	3,519
Income tax expense	-	-	-	-	(131)	(41)	(246)	(41)
Net income (loss)	$16,806	$4,340	$957	$130	$(895)	$(992)	$16,753	$3,478

(1)	Other operating and general and administrative expenses within refinery operations include the LEH operating fee, related party and accretion of asset retirement obligations.

Blue Dolphin Energy Company	March 31, 2023 │Page 43

Management’s Discussion and Analysis

Capital Resources and Liquidity

We generally rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Profitability from favorable refining margins and increased product demand improved cash flow from operations in Q1 2023. Continued favorable market conditions will increasingly enable us to meet our needs through cash flow from operations. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Second Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. In April 2023, we entered into the Kissick Forbearance Agreement; in May 2023, we entered into the BDPL Forbearance Agreement; and in November 2022, we entered into the Veritex Forbearance Agreement.  During Q1 2022, we successfully secured an additional $1.5 million in working capital through CARES Act loans. We also continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Similarly, the capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine, the recession, inflation, and COVID-19 continue to evolve, and the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence.

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

Working Capital

We had $13.9 million and $45.2 million in working capital deficits at March 31, 2023 and December 31, 2022, respectively, representing a $31.3 million improvement.  Excluding the current portion of long-term debt, we had $22.8 million and $2.1 million in working capital at March 31, 2023 and December 31, 2022, respectively, representing an improvement of $20.7 million. The significant improvement in working capital between the three month periods was primarily due to favorable refining margins and increased gross profit. Continued favorable market conditions will enable us to continue meeting our needs through cash flow from operations.

Cash and cash equivalents totaled $12.5 million and $0.05 million at March 31, 2023 and December 31, 2022, respectively, representing an increase of $12.0 million.  Restricted cash, noncurrent totaled $1.0 million at both March 31, 2023 and December 31, 2022; restricted cash related to a Veritex payment reserve account. Our inventory level at March 31, 2023 decreased significantly from December 31, 2022 as we sold refined product inventory.  Accounts receivable, related party related to the sale of jet fuel to LEH totaled $11.6 million and $0 at March 31, 2023 and December 31, 2022.  The significant increase between the periods related to timing differences as LEH managed the transition of jet fuel purchases and deliveries from an intermediary and then directly to the DLA.

Sources and Use of Cash

Components of Cash Flows

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$13,783	$937
Financing activities	(1,771)	(888)
Increase in Cash and Cash Equivalents	$12,012	$49

Cash Flow from Operations.  We had cash flow from operations of $13.8 million for Q1 2023 compared to $0.9 million for Q1 2022. The $12.8 million improvement in cash flow from operations between the periods was due to  favorable refining margins, improved product demand as the impact lessened from COVID-19, and improved refinery uptime.

Capital Expenditures. Capital expenditures totaled $0 for both Q1 2023 and Q1 2022.  Due to continued uncertainties surrounding commodity pricing and refined product demand, the capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine, the recession, inflation, and COVID-19, we anticipate continuing to limit capital expenditures over the next twelve months. However, to the extent we are able to capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

Blue Dolphin Energy Company	March 31, 2023 │Page 44

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

Debt and Lease Obligations

Debt Agreements.

Related-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with Affiliates:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note	Blue Dolphin LEH	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Second Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in default)	BDPL LEH	Aug 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital

Pursuant to the Assignment Agreement, the March Ingleside Note and March Carroll Note were assigned to and assumed by LEH under the June LEH Note effective December 31, 2022. Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note; as a result, debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied.  All encumbrances that lender or assignee has or may have against Blue Dolphin were thereby terminated.

The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  There are no covenants associated with the June LEH Note.

Third-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

Loan Description	Parties	Principal (in millions)	Origination / Maturity	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default) (1)	LE Veritex	$25.0	Jun 2015 / Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in default) (1)	LRM Veritex	$10.0	Dec 2015 / Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in default)(2)	LE Kissick	$11.7	Jun 2006 / Jan 2018	$0.5 million	6.25%	Working capital
GNCU Loan (in default)
NPS Term Loan Due 2031(3)	NPS GNCU	$10.0	Oct 2021 / Oct 2031	$0.1 million	5.75%	Working capital
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(4)	Blue Dolphin SBA	$2.0	May 2021 / Jun 2051	$0.01 million	3.75%	Working capital
LE Term Loan Due 2050(5)	LE SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(5)	NPS SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(6)	LE Texas First	$0.07	Oct 2020 / Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1)	At both March 31, 2023 and December 31, 2022, restricted cash, noncurrent, represented amounts held by Veritex in a $1.0 million payment reserve account.
(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments due monthly through loan maturity. First payment due in November 2024.
(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due November 2023; interest accrues during deferral period; loan not forgivable.

(5)	Payments deferred for thirty (30) months; first payment due February 2023; interest accrued during deferral period; loan not forgivable.
(6)

In May 2019, LE entered into 12-month equipment rental agreement with option to purchase a backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Blue Dolphin Energy Company	March 31, 2023 │Page 45

Management’s Discussion and Analysis

Guarantees and Security.

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

•       First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)

•       Assignment of all Nixon facility contracts, permits, and licenses

•       Absolute assignment of Nixon facility rents and leases, including tank rental income

•       $5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

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

•       Substantially all assets

Kissick Debt (in default)(2)	---	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

•       Deed of trust lien on approximately 56 acres of land and improvements owned by LE

•       Leasehold deed of trust lien on certain property leased by NPS from LE

•       Assignment of leases and rents and certain personal property

BDPL-LEH Loan Agreement (in default)	• --	• Certain BDPL property
June LEH Note	• ---	• ---
SBA EIDLs
Blue Dolphin Term Loan Due 2051	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	• First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas. The 68-month operating lease, with BDSC as lessee, expires in August 2023. BDSC is currently in discussions with lessor related to extending the lease.

An Affiliate, LEH, subleases a portion of the Houston office space.   BDSC received sublease income from LEH totaling $0.008 million for both Q1 2023 and Q1 2022.

Tank Lease. LE leases tanks from Ingleside under the LE Master Services Agreement.  Lease expense associated with the LE Master Services Agreement totaled $0.1 million in Q1 2023.

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 46

Management’s Discussion and Analysis

Outstanding Principal and Accrued Interest.

	March 31,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$20,359	$20,801
LRM Term Loan Due 2034 (in default)	8,557	8,671
Kissick Debt (in default)	11,206	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,976	9,975
LEH
June LEH Note	-	1,211
BDPL-LEH Loan Agreement (in default)	8,254	8,094
SBA EIDLs
BDEC Term Loan Due 2051	2,095	2,082
LE Term Loan Due 2050	162	162
NPS Term Loan Due 2050	162	162
Equipment Loan Due 2025	34	38
	60,805	62,202

Less: Current portion of long-term debt, net	(36,674)	(47,366)
Less: Unamortized debt issue costs	(2,098)	(2,149)
Less: Accrued interest payable	(10,737)	(10,365)
	$11,296	$2,322

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within the current portion of long-term debt on our consolidated balance sheets at March 31, 2023 and December 31, 2022.   Although the debt associated with the Kissick Debt and BDPL-LEH Loan Agreement were classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, both were reclassified to long-term debt, net of current portion at March 31, 2023 as a result of the Kissick Forbearance Agreement and the BDPL Forbearance Agreement, respectively.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,074)	(1,023)
	$2,098	$2,149

Amortization expense was $0.05 million for both three-month periods ended March 31, 2023 and 2022.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 47

Management’s Discussion and Analysis

Accrued Interest. Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in default)	$6,228	$6,028
LEH
June LEH Note	-	-
BDPL-LEH Loan Agreement (in default)	4,254	4,094
Veritex Loans
LE Term Loan Due 2034 (in default)	54	53
LRM Term Loan Due 2034 (in default)	64	66
SBA EIDLs
BDEC Term Loan Due 2051	95	82
LE Term Loan Due 2050	12	12
NPS Term Loan Due 2053	12	12
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	17
Equipment Loan Due 2025	-	1
	10,737	10,365
Less: Accrued interest payable (in default)	(5,710)	(10,365)
Long-term Interest Payable, Net of Current Portion	$5,027	$-

Future Debt Payments.  Future annual debt payments, certain of which are reflected as current due to defaults, are as follows:

Years Ending December 31,	Principal	Debt Issue Costs	Total
	(in thousands)
2023	$38,722	$(2,098)	$36,624
2024	16	-	16
2025	5	-	5
2026	-	-	-
2027	34	-	34
Subsequent to 2027	2,266	-	2,266
	$41,043	$(2,098)	$38,945

Total Debt and Lease Obligations. The table below summarizes our principal contractual debt and lease obligations at March 31, 2023, by expected settlement period.

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
	(in thousands)
Long-term debt less unamortized debt issue costs(1)
Third-party	$36,652	$5,189	$139	$1,990	$43,970
Related-party	-	3,000	1,000	-	4,000
Total long-term debt less debt issue costs	36,652	8,189	1,139	1,990	47,970

Lease obligations	99	-	-	-	99

	$36,751	$8,189	$1,139	$1,990	$48,069

(1)

Excludes interest payable; at March 31, 2023, interest payable and interest payable, related party was estimated to be $5.7 million (less than 1 year), $5.0 million (between 1 and 3 years), $0.7 million (between 3 and 5 years), and $0.5 million (5 years and later).

Blue Dolphin Energy Company	March 31, 2023 │Page 48

Management’s Discussion and Analysis

Forbearance and Defaults.

Veritex Forbearance Agreement. Pursuant to the Veritex Forbearance Agreement, Veritex agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for a period beginning on November 18, 2022 through September 30, 2023.  During the forbearance period, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.  As part of the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees.  In the event that LE and LRM pay off all amounts due under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 on or before September 30, 2023, Veritex also agreed to waive late fees totaling approximately $0.4 million in the aggregate. The Veritex Forbearance Agreement shall terminate on the first to occur of September 30, 2023, borrowers failing to make a payment when due, breach, or any new event of default.  As of March 31, 2023, LE and LRM were in compliance with the Veritex Forbearance Agreement. However, as of the filing date of this report, LE was not in compliance with the Veritex Forbearance Agreement for failing to obtain consent under the Kissick Subordination Agreement.  Although LE was seeking Veritex’s consent, the Veritex Forbearance Agreement was in default as of the filing date of this report.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt. Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025.  On March 1, 2025, LE shall make a final payment of $0.4 million to Kissick Noteholder. As part of the Kissick Forbearance Agreement, LE paid Kissick Noteholder $0.5 million in each of April and May 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.  As noted above, LE was seeking Veritex’s consent under the Kissick Subordination Agreement.

BDPL Forbearance Agreement.  Pursuant to the BDPL Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the BDPL Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest shall be incurred throughout the agreement term, including the interest-only payment period. As part of the BDPL Loan Agreement, BDPL paid LEH $0.05 million in May 2023.  As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Other Defaults. As of the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations.  Defaults permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.  Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt.  If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, and/or (iii) third parties will provide future default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety.

Proceeds from Debt.  Net proceeds from the issuance of debt totaled $0 and $1.5 million in Q1 2023 and Q1 2022, respectively. Proceeds in Q1 2022 represented additional principal under the Blue Dolphin Term Loan Due 2051.

Debt Payments.  A summary of principal, interest, and late fee payments to related party and third party lenders follow:

Veritex Loans (in default).  Principal, interest, late fees, and other payments (described below) to Veritex totaled $1.1 million in Q1 2023. Interest and late fee payments to Veritex totaled $0.8 million in Q1 2022.

GNCU Loan (in default). Required interest-only payments to GNCU totaled $0.1 million and $0.3 million in Q1 2023 and Q1 2022, respectively. As of the filing date of this report, NPS was in default under the NPS Term Loan Due 2031 for failing to satisfy financial covenants.

Kissick Debt (in default). As part of the Kissick Forbearance Agreement, LE paid Kissick Noteholder $0.5 million in each of April and May 2023.

Blue Dolphin Energy Company	March 31, 2023 │Page 49

Management’s Discussion and Analysis

June LEH Note.  Amounts Blue Dolphin owed to LEH under the June LEH Note and Seconded and Amended Restated Operating Agreement were net settled against amounts LEH owed to LE under the Jet Fuel Sales Agreement.  At March 31, 2023, amounts owed by Blue Dolphin to LEH resulted in payoff of the June LEH Note and assigned March Ingleside Note and March Carroll Note.

BDPL-LEH Loan Agreement (in default).  Payments to LEH totaled $0 in both Q1 2023 and Q1 2022.  At March 31, 2023, BDPL was in default under the BDPL-LEH Loan Agreement for failure to pay past due payment obligations at maturity (loan matured August 2018). As part of the BDPL Forbearance Agreement, BDPL paid LEH $0.05 million in May 2023.

SBA Loans.  Required interest-only payments to the SBA totaled $0.003 million in Q1 2023 related to the LE Term Loan Due 2050 and NPS Term Loan Due 2050.  No payments were required under the Blue Dolphin Term Loan Due 2051 in Q1 2022 due to a COVID-related payment deferral.

Equipment Loan Due 2025.  Principal and interest payments to Texas First totaled $0.004 million in both Q1 2023 and Q1 2022.

We can provide no assurance that: (i) our assets or cash flow from operations and financing activities will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure their respective debt, and/or (iii) lenders will provide future default waivers. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. Management maintains ongoing dialogue with lenders regarding defaults and potential restructuring and refinance opportunities.

Concentration of Customers Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at March 31,

March 31, 2023	3	65.7%	$11.6 million
March 31, 2022	3	64.9%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to HUBZone certification.  For the three months ended March 31, 2023 and 2022, the Affiliate accounted for approximately 30.3% and 31.2% of total revenue from operations, respectively.

See “Part I, Item 2. Financial Statements – Notes (3) and (16)” for additional disclosures related to Affiliate agreements and arrangements for additional disclosures related to Affiliate risk.

Regulatory Activities

OSHA Settlement Agreement.   In September 2022, we entered into an Informal Settlement Agreement with OSHA related to process safety management violations at the Nixon refinery.  Under the agreement, we paid penalties totaling $0.05 million in November 2022.  We remediated a significant portion of identified violations prior to December 31, 2022.  Most of the remaining violations were remediated on a progressive schedule prior to March 31, 2023. Work on the final outstanding violation was completed in April 2023.

TCEQ Proposed Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount.  In May 2022, management met with the TCEQ to review the alleged solid hazardous waste violations.  As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a June 2022 letter.  On March 29, 2023, TCEQ requested a follow-up meeting to review LRM's submissions to date.  Management met with the TCEQ in April 2023 and is awaiting further follow-up from the TCEQ.  We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022. We cannot currently estimate when the TCEQ hazardous waste matter will be resolved or predict the outcome of the violations.

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

Blue Dolphin Energy Company	March 31, 2023 │Page 50

Management’s Discussion and Analysis

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

We are currently unable to predict the outcome of the BOEM INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2023 and December 31, 2022.  At both March 31, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

BSEE Offshore Pipelines and Platform Decommissioning.  BDPL has pipelines and platform assets that are subject to BSEE’s idle iron regulations.  Idle iron regulations mandate lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations.  Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

In December 2018, BSEE issued an INC to BDPL for failing to flush and fill Pipeline Segment No. 13101.  Management met with BSEE in August 2019 to address BDPL’s plans with respect to decommissioning its offshore pipelines and platform assets.  BSEE proposed that BDPL re-submit pipeline and platform decommissioning permit applications, including a safe boarding plan, by February 2020.  BDPL submitted permit applications to BSEE in February 2020 and the USACOE in March 2020.  In April 2020, BSEE issued a second INC to BDPL for failing to perform the required structural surveys for the GA-288C Platform. BDPL completed the required platform surveys in June 2020.

In August 2022, BSEE issued a third INC to BDPL for failing to complete decommissioning its main offshore pipeline and anchor platform. In addition, pursuant to a September 2022 letter, BSEE ordered BDPL to complete pipeline decommissioning and removal of the anchor platform by June 1, 2023.  In March 2023, BSEE issued a fourth INC to BDPL for failing to perform the required structural surveys for the GA-288C platform for 2021 and 2022, and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension until May 30, 2023 for completing the required surveys. BDPL is determining the feasibility of meeting BSEE’s May and June deadlines based on several factors, including vessel availability, sea conditions in the Gulf of Mexico, and completion of the required pre-clearance operations, including the surveys. However, decommissioning is not likely to occur by BSEE’s deadline. If BDPL fails to complete decommissioning of the offshore pipeline and platform assets and/or remedy the INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

We cannot currently estimate when decommissioning may occur or predict the outcome of the BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of March 31, 2023 and December 31, 2022.  At both March 31, 2023 and December 31, 2022, BDPL maintained $3.7 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

Off-Balance Sheet Arrangements

None.

Accounting Standards

Critical Accounting Policies and Estimates.

Significant Accounting Policies.  Our significant accounting policies relate to use of estimates, cash and cash equivalents, restricted cash, accounts receivable and allowance for doubtful accounts, inventory, property and equipment, leases, revenue recognition, income taxes, impairment or disposal of long-lived assets, asset retirement obligations, and computation of earnings per share.

Blue Dolphin Energy Company	March 31, 2023 │Page 51

Management’s Discussion and Analysis

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of March 31, 2023 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures.

New Pronouncements Adopted. During the three months ended March 31, 2023, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective. No new pronouncements that have been issued, but are not yet effective, are expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 52

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 53

Legal Proceedings

PART II - OTHER INFORMATION

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

Unresolved Matters

Pilot Dispute Related to Terminal Services Agreement

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

On March 31, 2023, NPS and Pilot executed an Amendment to the Forbearance and Accommodation Agreement (“March 31 Amendment") with the forbearance term extending to June 15, 2023.  The March 31 Amendment required an additional payment by Pilot to NPS of approximately $1.08 million on April 3, 2023 and requires a conditional payment of $0.18 million on June 1, 2023.  Pilot made the April 2023 payment.

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

Blue Dolphin Energy Company	March 31, 2023 │Page 54

Legal Proceedings

We are currently unable to predict the outcome of the BOEM INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2023 and December 31, 2022.  At both March 31, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

Pilot Dispute Related to Set-Off Payments

In October 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit.  However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in set-off payments between Pilot and NPS.  As of the filing date of this report, the amount remained in dispute between the parties.

Defaults under Secured Loan Agreements

We are currently in default under certain of our secured loan agreements with third parties and related parties.  See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to third-party and related-party debt, defaults on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If lenders exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Counterparty Contract-Related Dispute

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Instability and volatility in the capital, credit, and commodity markets in the global economy, and bank failures or other events affecting financial institutions, could negatively impact our business, financial condition, results of operations, and cash flows.

Our business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit, and commodities markets both domestically and abroad. We could also be adversely impacted if any financial institution with whom we have a relationship fails. We could lose funds held in banks in which our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor; or we may not be able to successfully obtain additional financing on favorable terms, or at all, to restructure or refinance existing debt or to obtain additional capital to new business opportunities; or we or our customers may experience financial difficulties causing us to fail to meet our financial obligations when due.  If we are unable to meet our financial obligations, we may not be able to: (i) purchase crude oil and condensate to operate the Nixon refinery, (ii) reimburse LEH for direct operating expenses and paying the LEH operating fee under the Second Amended and Restated Operating Agreement, (iii) service debt, (iv) maintain and improve the Nixon facility through capital expenditures, and (v) meet regulatory compliance requirements, any of which could negatively impact our business, financial condition, results of operations, and cash flows, and expose us to potential events of default (if not cured or waived) under existing secured loan agreements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Blue Dolphin Energy Company	March 31, 2023 │Page 55

Legal Proceedings

ITEM 5.  OTHER INFORMATION

LE Amended and Restated Master Services Agreement

On March 14, 2023, LE entered a Master Services Agreement with Ingleside effective March 1, 2023 for storage of products intended for customer receipt by barge.  The agreement had a three-year term.  The tank rental fee was $0.1 million per month.  On May 9, 2023, LE and Ingleside amended and restated the Master Services Agreement (the “LE Amended and Restated Master Services Agreement” to change the term to 1 year.  All other terms remained the same.

Satisfaction of Debt

Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note.  As a result, the debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied.  All encumbrances that lender or assignee has or may have against Blue Dolphin were thereby terminated.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	March 31, 2023 │Page 56

Exhibits

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1

Second Amended and Restated Operating Agreement effective as of April 1, 2023 by and between Lazarus Energy Holdings, LLC, Blue Dolphin Energy Company, Lazarus Energy, LLC, Lazarus Refining & Marketing, LLC, Nixon Product Storage, LLC, Blue Dolphin Pipe Line Company, Blue Dolphin Petroleum Company, and Blue Dolphin Services Co. (incorporated by reference to Exhibit 10.42 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.2

Guaranty Fee Agreement dated January 1, 2023 between Blue Dolphin Energy Company and Jonathan P. Carroll (incorporated by reference to Exhibit 10.43 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.3

Guaranty Fee Agreement dated January 1, 2023 between Nixon Product Storage, LLC and Jonathan P. Carroll (incorporated by reference to Exhibit 10.44 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.4

Amended and Restated Guaranty Fee Agreement dated January 1, 2023 between Lazarus Energy, LLC and Jonathan P. Carroll (incorporated by reference to Exhibit 10.45 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.5

Amended and Restated Guaranty Fee Agreement dated January 1, 2023 between Lazarus Refining & Marketing, LLC and Jonathan P. Carroll (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.6

Forbearance and Accommodation Agreement dated January 12, 2023 by and between Pilot Travel Centers LLC and Nixon Product Storage, LLC (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on April 6, 2023, Commission File No. 000-15905).

10.7

Amendment to Forbearance and Accommodation Agreement dated March 31, 2023 by and between Pilot Travel Centers LLC and Nixon Product Storage, LLC (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on April 6, 2023, Commission File No. 000-15905).

10.8

Payment Agreement dated April 30, 2023 by and between Lazarus Energy, LLC and John H. Kissick (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on April 30, 2023, Commission File No. 000-15905).

10.09*	Satisfaction of Obligations Letter from Lazarus Energy Holdings, LLC to Blue Dolphin Energy Company dated May 5, 2023.

10.10*	Amended and Restated Master Services Agreement between Lazarus Energy, LLC and Ingleside Crude, LLC dated March 31, 2023.

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith

Blue Dolphin Energy Company	March 31, 2023 │Page 57

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 15, 2023	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	March 31, 2023 │Page 58