Form 10-Q
period 2023-06-30
BLUE DOLPHIN ENERGY CO
filed 2023-08-14
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of August 14, 2023: 14,921,968

Blue Dolphin Energy Company	June 30, 2023 │Page 2

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

BDPC. Blue Dolphin Petroleum Company, a wholly owned subsidiary of Blue Dolphin.

BDPL. Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

BDPL-LEH Loan Agreement. Loan Agreement dated August 15, 2016, between BDPL and LEH in the original principal amount of $4.0 million; interest accrues at 16.00% annually; guaranteed by certain BDPL property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; matured August 2018; as of the filing date of this report, in forbearance related to past defaults pursuant to the LEH Forbearance Agreement.

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

Board. Board of Directors of Blue Dolphin.

Blue Dolphin Energy Company	June 30, 2023 │Page 3

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

EIA. Energy Information Administration.

Blue Dolphin Energy Company	June 30, 2023 │Page 4

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

Jet Fuel Purchase Agreements. Product agreements for the purchase of jet fuel from LEH by LE; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH’s product cost; LE expects to sell the products back to LEH under the Jet Fuel Sales Agreement.

Blue Dolphin Energy Company	June 30, 2023 │Page 5

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

Kissick Debt. Loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the original principal amount of $8.0 million; debt held by John Kissick (the “Kissick Noteholder”) as of the date of this report; pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce LE’s prior obligation to GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC; subject to the Kissick Subordination Agreement; security includes subordinated deed of trust that encumbers the crude distillation tower and general assets of LE; interest accrues at 16.00%; no covenants; matured January 2019; as of the filing date of this report, in forbearance related to past defaults pursuant to the Kissick Forbearance Agreement.

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

Kissick Subordination Agreement. Subordination Agreement between the Kissick Noteholder and Sovereign Bank (predecessor to Veritex) dated June 22, 2015. Under the agreement, Kissick Noteholder agreed, and LE consented, to: (i) subordinate Kissick Noteholder’s right to payments in favor of Pilot and (ii) subordinate its rights to security interest and liens in favor of Sovereign (now Veritex) as holder of the LE Term Loan Due 2034.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 6

Glossary of Terms

LEH. Lazarus Energy Holdings, LLC, an affiliate of Jonathan Carroll and controlling shareholder of Blue Dolphin as of the date of this report.

LEH Forbearance Agreement. Payment agreement between LEH and BDPL effective May 9, 2023; under the payment agreement, LEH and BDPL agreed to modify the payment terms of the BDPL-LEH Loan Agreement to satisfy in full BDPL’s $8.3 million obligation to LEH under the BDPL-LEH Loan Agreement by April 2027. Effective May 9, 2023, the interest rate for outstanding principal and accrued and unpaid interest under the BDPL-LEH Loan Agreement decreased from 16.00% to 8.00% per year.

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

Nixon facility. Encompasses the Nixon refinery, petroleum storage tanks, loading and unloading facilities, and 56 acres of land in Nixon, Texas.

Nixon refinery. The 15,000-bpd crude distillation tower and associated processing units in Nixon, Texas.

Blue Dolphin Energy Company	June 30, 2023 │Page 7

Glossary of Terms

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

PHMSA. Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation.

Pilot. Pilot Travel Centers LLC, a Delaware limited liability company.

Pilot Forbearance and Accommodation Agreement. Forbearance and Accommodation Agreement dated January 12, 2023 between NPS and Pilot regarding the sale of in-tank jet fuel following Pilot’s termination of a terminal services agreement. Under the Pilot Forbearance and Accommodation Agreement, the parties agreed to explore a potential compromise to the dispute; the forbearance period terminated on February 28, 2023. Under the Pilot Forbearance and Accommodation Agreement, Pilot paid NPS approximately $1.5 million in January 2023.

Pilot Forbearance Amendment. An amendment to the Pilot Forbearance and Accommodation Agreement dated March 31, 2023; the amendment extended the forbearance period and all deadlines associated with unresolved legal claims to June 15, 2023. Under the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all stored jet fuel in April 2023. On June 16, 2023, following expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests related to legal claims to August 31, 2023.

Blue Dolphin Energy Company	June 30, 2023 │Page 8

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

Topping unit. A type of petroleum refinery that engages in only the first step of the refining process crude distillation. A topping unit uses atmospheric distillation to separate crude oil and condensate into constituent petroleum products. A topping unit has a refinery complexity range of 1.0 to 2.0.

Total refinery production. Refers to the volume processed as output through the crude distillation tower. Refinery production includes finished petroleum products, such as jet fuel, and intermediate petroleum products, such as naphtha, HOBM and AGO.

Blue Dolphin Energy Company	June 30, 2023 │Page 9

Glossary of Terms

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

XBRL. eXtensible Business Reporting Language.

Yield. The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	June 30, 2023 │Page 10

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

Business and Industry

•	Our going concern status.
•	Substantial debt in current liabilities, certain of which is currently in default.
•	Continued inability to meet financial covenants under secured loan agreements.
•	Ability to satisfy the terms of forbearance agreements.
•	Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.
•	Increased costs of capital or a reduction in the availability of credit.
•	Instability and volatility in the capital, credit, and commodity markets, and bank failures or other events affecting financial institutions.
•	Public health threats, pandemics, and epidemics, such as COVID-19, and the adverse impacts on our business, financial condition, results of operations, and liquidity.
•	Affiliate Common Stock ownership and transactions that could cause conflicts of interest.
•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.
•	Geographical concentration of our assets and customers in Texas.
•	Competition from companies with more significant financial and other resources.
•	Market changes in insurance that impact premium costs and available coverages.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.

Downstream and Midstream Operations

•	Commodity price and refined product demand volatility, which can adversely affect our refining margins.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.
•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.
•	Equipment failure and maintenance, which lead to operational downtime.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.
•	Inventory write-downs due to declines in commodity prices, which negative impact on our operating income and working capital.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.
•	Lack of succession planning, critical personnel loss, labor actions, and workplace safety issues.
•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Failing to effectively execute new business strategies, such as renewable fuels.
•	Our ability to effect and integrate potential acquisitions.

Blue Dolphin Energy Company	June 30, 2023 │Page 11

Important Information Regarding Forward Looking Statements

Legal, Government, and Regulatory

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

•	Assessment of penalties by regulatory agencies, such as BOEM, BSEE, OSHA and the TCEQ for violations.
•	Our estimates of future AROs related to our pipeline and facilities assets, which may increase.
•	Regulatory changes and other measures related to greenhouse gas emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions.

Security

•	A terrorist attack or armed conflict.
•	Increased activism against oil and gas companies.
•	Actual or potential cybersecurity threats or loss of data privacy.

Common Stock

•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Increasing attention to environmental, social, and governance (ESG) matters.
•	Declines in our stock price due to share sales.
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

Blue Dolphin Energy Company	June 30, 2023 │Page 12

Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2023	2022
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$562	$520
Accounts receivable, net	29	1,148
Accounts receivable, related party	1,529	-
Prepaid expenses and other current assets	4,957	3,466
Deposits	110	110
Inventory	31,090	19,844
Total current assets	38,277	25,088

LONG-TERM ASSETS
Total property and equipment, net	56,246	57,436
Operating lease right-of-use assets, net	267	149
Restricted cash, noncurrent	1,000	1,001
Surety bonds	230	230
Total long-term assets	57,743	58,816

TOTAL ASSETS	$96,020	$83,904

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$37,182	$42,155
Long-term debt, related party, current portion	-	5,211
Interest payable	5,169	6,271
Interest payable, related party	-	4,094
Accounts payable	1,087	2,161
Accounts payable, related party	550	155
Current portion of operating lease liabilities	218	156
Income taxes payable	273	307
Asset retirement obligations, current portion	3,769	3,710
Accrued expenses and other current liabilities	6,538	6,114
Total current liabilities	54,786	70,334

LONG-TERM LIABILITIES
Long-term operating lease liabilities, net of current	38	-
Unearned contract renewal income, net of current	455	660
Long-term debt, net of current portion	6,652	2,322
Long-term debt, related party, net of current portion	4,000	-
Long-term interest payable, related party, net of current portion	4,308	-
Total long-term liabilities	15,453	2,982

TOTAL LIABILITIES	70,239	73,316

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968
shares issued at June 30, 2023 and December 31, 2022)(1)	149	149
Additional paid-in capital	39,758	39,758
Accumulated deficit	(14,126)	(29,319)
TOTAL STOCKHOLDERS' EQUITY	25,781	10,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,020	$83,904

(1) Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2023 │Page 13

Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$67,267	$135,208	$181,907	$244,965
Tolling and terminaling	1,611	914	3,632	1,840

Total revenue from operations	68,878	136,122	185,539	246,805

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	63,145	116,321	157,132	218,714
Other conversion costs	3,843	2,988	6,013	4,672
Total cost of goods sold	66,988	119,309	163,145	223,386

Gross profit	1,890	16,813	22,394	23,419

COST OF OPERATIONS
LEH operating fee, related party	103	184	247	310
Other operating expenses	69	57	160	68
General and administrative expenses	911	647	2,118	1,271
Depreciation and amortization	697	699	1,395	1,400
Accretion of asset retirement obligations	24	33	59	66

Total cost of operations	1,804	1,620	3,979	3,115

Income (loss) from operations	86	15,193	18,415	20,304

OTHER INCOME (EXPENSE)

Easement, interest and other income	50	-	52	-
Interest and other expense	(1,669)	(1,668)	(3,001)	(3,260)
Total other income (expense)	(1,619)	(1,668)	(2,949)	(3,260)

Income (loss) before income taxes	(1,533)	13,525	15,466	17,044

Income tax benefit (expense)	(27)	(115)	(273)	(156)

Net Income (loss)	$(1,560)	$13,410	$15,193	$16,888

Income (loss) per common share:
Basic	$(0.10)	$0.97	$1.02	$1.27
Diluted	$(0.10)	$0.97	$1.02	$1.27

Weighted average number of common shares outstanding:
Basic	14,921,968	13,850,397	14,921,968	13,275,152
Diluted	14,921,968	13,850,397	14,921,968	13,275,152

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2023 │Page 14

Financial Statements

Consolidated Statements of Stockholders’ Equity (Deficit)(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares Issued	Par Value	Capital	Deficit	Equity
		(in thousands except share amounts)

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	15,193	15,193

Balance at June 30, 2023	14,921,968	$149	$39,758	$(14,126)	$25,781

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
		(in thousands except share amounts)

Balance at December 31, 2021	12,693,514	$127	$38,457	$(62,211)	$(23,627)

Common stock issued for payment of debt	1,853,080	19	945	-	$964
Common stock issued for services	252,477	2	129	-	131
Net income	-	-	-	16,888	16,888

Balance at June 30, 2022	14,799,071	$148	$39,531	$(45,323)	$(5,644)

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2023 │Page 15

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
OPERATING ACTIVITIES
Net income	$15,193	$16,888
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,395	1,400
Accretion of asset retirement obligations	59	66
Amortization of debt issue costs	102	102
Guaranty fees paid in kind	-	304
Related-party interest expense paid in kind	-	401
Deferred revenues and expenses	(205)	(225)
Loss on issuance of shares	-	235
Changes in operating assets and liabilities
Accounts receivable	1,119	(195)
Accounts receivable, related party	(1,529)	-
Prepaid expenses and other current assets	(1,491)	(1,019)
Inventory	(11,246)	(13,757)
Accounts payable, accrued expenses and other liabilities	(1,694)	673
Accounts payable, related party	395	-
Net cash provided by operating activities	2,098	4,873

INVESTING ACTIVITIES
Capital expenditures	(102)	(46)
Net cash used in investing activities	(102)	(46)

FINANCING ACTIVITIES
Proceeds from debt	-	1,500
Payments on debt principal	(744)	(8)
Net activity on related-party debt	(1,211)	(6,372)
Net cash used in financing activities	(1,955)	(4,880)
Net change in cash, cash equivalents, and restricted cash	41	(53)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,521	57
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,562	$4

Supplemental Information:
Non-cash investing and financing activities:
Financing of guaranty fees via long-term debt, related party	$-	$304
Issuance of shares for services and/or to extinguish debt	$-	$860
Right of use assets financed via operating lease	$215	$-
Interest paid	$3,362	$1,534

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	June 30, 2023 │Page 16

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

Going Concern

In accordance with GAAP accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. Management determined that certain factors may present substantial doubt about our ability to continue as a going concern. These factors include significant current debt, which impacts our ability to meet debt covenants, historical net losses, and historical working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing bankruptcy.

Our significant current debt is the result of certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2023 and December 31, 2022. Excluding accrued interest, we had current debt of $37.2 million and $47.4 million as of June 30, 2023 and December 31, 2022, respectively. Our significant current debt at June 30, 2023 consisted of bank debt to Veritex and GNCU and investor debt to John Kissick.

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

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt. Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025. LE agreed to make a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $2.0 million for the three and six months ended June 30, 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

Blue Dolphin Energy Company	June 30, 2023 │Page 17

Notes to Consolidated Financial Statements

LEH Forbearance Agreement. Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement. Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest shall be incurred throughout the agreement term, including the interest-only payment period. As part of the BDPL Loan Agreement, BDPL paid LEH $0.05 million in each of May, June, and July 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Other Defaults. As of June 30, 2023 and the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations. Defaults permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.

Refining Margins. Significantly weaker refining margins and slightly lower refinery throughput, production, and sales volumes, as well as a buildup of inventory due to a planned turnaround, equipment delays, and unsafe weather conditions, were primary contributors to us reporting a net loss of $1.6 million for the three months ended June 30, 2023. However, strong demand for our products, particularly jet fuel, and more favorable refining margins led to us reporting $15.2 million in net income for the six months ended June 30, 2023. Comparatively, we reported net income of $13.4 million and $16.9 million for the three and six months ended June 30, 2022.

Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. The general outlook for the oil and natural gas industry for the remainder of 2023 remains unclear given uncertainty surrounding the capital, credit, and commodity markets, financial institution health, the lingering Russian military conflict with Ukraine and associated sanctions on Russian crude products, the recession, and inflation. We can provide no assurances that refining margins and demand will remain at current levels.

Working Capital Improvements. We had $16.5 million and $45.2 million in working capital deficits at June 30, 2023 and December 31, 2022, respectively, representing a $28.7 million improvement. Excluding the current portion of long-term debt, we had $20.7 million and $2.1 million in working capital at June 30, 2023 and December 31, 2022, respectively, representing an improvement of $18.6 million. The significant improvement in working capital over the past six months was due to decreased current long-term debt and accounts payable.

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. During the six months ended June 30, 2023, we entered into the LEH Forbearance Agreement and Kissick Forbearance Agreement. We also entered into the Veritex Forbearance Agreement in November 2022. During the six months ended June 30, 2022, we successfully secured an additional $1.5 million in working capital through CARES Act loans. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If we are unable to raise additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operating.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital, favorable refining margins, and maintaining operation of the Nixon refinery.

Working Capital. As noted above, we have historically had working capital deficits primarily due to having significant current debt. Having sufficient working capital is necessary to meet contractual, operational, regulatory, and safety needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Second Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. To avoid business disruptions and manage cash flow, we optimize receivables and payables by prioritizing payments, monitor discretionary spending, carefully manage capital expenditures, and, when able, optimize inventory levels based on demand.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 18

Notes to Consolidated Financial Statements

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

The capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine and associated sanctions on Russian crude products, the recession, and inflation continue to evolve, and the extent to which these factors may impact working capital, commodity prices, refined product demand, our supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if lenders exercise their rights and remedies under secured loan agreements that are in default, or if Tartan terminates the Crude Supply Agreement, our business, financial condition, and results of operations will be materially adversely affected.

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

The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or for any other period.

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

Use of Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Although commodity price volatility, the Russian-Ukrainian military conflict and associated sanctions on Russian crude products, recession, inflation, and severe weather resulting from climate change have impacted these estimates and assumptions, we are continually working to mitigate future risks. However, the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of June 30, 2023 and through the filing date of this report. The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory valuation, and the carrying value of long-lived assets.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, options to limit risk are being evaluated given current capital, credit, and commodity markets and financial institution health. Restricted cash, non-current portion at June 30, 2023 and December 31, 2022 reflected amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Blue Dolphin Energy Company	June 30, 2023 │Page 19

Notes to Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	June 30,	December 31,
	2023	2022
	(in thousands)

Cash and cash equivalents	$562	$520
Restricted cash, noncurrent	1,000	1,001
	$1,562	$1,521

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts. Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts. Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition. Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio. We had an allowance for doubtful accounts of $0 and $0.06 million at June 30, 2023 and December 31, 2022, respectively.

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

Pipelines and Facilities. We record our pipelines and facilities at cost less any adjustments for depreciation or impairment. We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at December 31, 2016. During the twelve months ended December 31, 2021, we recorded an additional impairment of $1.1 million due to a change in the estimated future cost and timing of decommissioning these assets. During the twelve months ended December 31, 2022, we recorded an additional impairment of $0.1 million due to an additional change in the timing of decommissioning these assets. No impairment was recorded during the three months ended June 30, 2023.

Because our pipelines and facilities assets have been inactive for an extended period of time, BOEM required that they be decommissioned prior to June 1, 2023. Although Blue Dolphin did not meet BSEE’s deadline, management obtained a decommissioning bid and engaged a consultant to oversee the project and obtain additional bids. Our ARO estimate could change materially based on updated bids. During the COVID-19 pandemic, completion of the work was cost prohibitive due to financial constraints. As an alternative, management began exploring alternatives to reactivate the assets, including potentially using the assets for offshore liquified natural gas (LNG) transfer or wind and water power generation. In late July 2023, BSEE requested that management provide the agency with a written update on BDPL’s path forward to meet decommissioning requirements. Management is working with the consultant to develop and submit a plan in the third quarter of 2023. Due to BDPL’s failure to complete decommissioning of the offshore pipeline and platform assets and remedy associated INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 20

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

For operating leases, we record lease cost on a straight-line basis over the lease term; we record lease expenses in the appropriate line on the income statement based on the leased asset’s intended use. For finance leases, we amortize lease payments for the ROU asset on a straight-line basis over the lesser of the leased asset’s useful life or the lease term; we record amortization expenses on the income statement in ‘depreciation and amortization expense;’ we record interest expense on the income statement in ‘interest and other expense.’

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

Deferred Revenue. Deferred revenue represents a liability related to a revenue-producing activity as of the balance sheet date. We record unearned revenue, which usually consists of customer prepayments, when we receive the cash payment. Once we satisfy the performance obligation, we recognize revenue in conformity with GAAP.

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

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2023 and December 31, 2022, we had no uncertain tax positions for which a reserve or liability was necessary.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 21

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

Management evaluated refinery and facilities assets for impairment in light of shifts in the capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine and associated sanctions on Russian crude products, the recession, and inflation. As of June 30, 2023 and December 31, 2022, we did not record any impairment of our long-lived assets. However, impairment may be required in the future if external events or circumstances change or if internal conditions shift materially.

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

Pipeline and Facilities; Oil and Gas Properties. Management uses significant judgment to estimate future asset retirement costs for our pipelines, related facilities, and oil and gas properties. These costs relate to dismantling and disposing of certain physical assets, plugging and abandoning wells, and restoring land and sea beds. Factors considered include regulatory permitting requirements, asset structural integrity, water depth, third-party equipment availability, and mobilization/demobilization costs. We review our assumptions and estimates of future abandonment costs on an annual basis. See “Note (11)” to our consolidated financial statements for additional information related to AROs.

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

New Pronouncements Adopted. During the three months ended June 30, 2023, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective. No new pronouncements that have been issued, but are not yet effective, are expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 22

Notes to Consolidated Financial Statements

(3) Related-Party Transactions

Affiliate Agreements

Financial and Operational Agreements. Blue Dolphin and certain of its subsidiaries are currently parties to several financial and operational agreements with Affiliates.

Agreement/Transaction	Parties	Effective Date	Key Terms
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023

Related to payoff of Blue Dolphin $2.0 million SBA loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under Blue Dolphin Term Loan Due 2051 as consideration for providing his personal guarantee.

Jet Fuel Purchase Agreements	LE LEH	04/21/2023

Product agreements for the purchase of jet fuel by LE from LEH; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH’s product cost; LE expects to sell the products back to LEH under the Jet Fuel Sales Agreement.

Jet Fuel Sales Agreement	LE LEH	04/01/2023

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

LE Master Services Agreement	LE Ingleside	03/01/2023	For storage of products intended for customer receipt by barge; tank rental fee $0.1 million per month.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

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

NPS Terminal Services Agreement	NPS LEH	11/01/2022	For LEH storage of jet fuel at the Nixon facility; tank rental fee $0.2 million per month; 1-year term on an evergreen basis; either party may cancel upon 60 days’ prior written notice.
Office Sub-Lease Agreement	BDSC LEH	05/31/23	12-month extension of prior office sublease; term expires 08/31/2024; office lease Houston, Texas; rent approximately $0.003 million per month
Second Amended and Restated Operating Agreement	Blue Dolphin LE LRM NPS BDPL BDPC BDSC LEH	04/01/2023

1-year term; expires 04/01/2024 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

Debt Agreements.  Blue Dolphin and certain of its subsidiaries are currently parties to the following debt agreement with Affiliates at June 30, 2023 and December 31, 2022:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note	Blue Dolphin LEH	Jan 2019	8.00%	Blue Dolphin working capital; reflected amounts owed to LEH under the Second Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in forbearance)	BDPL LEH	Aug 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital

June LEH Note. Pursuant to the Assignment Agreement, the March Ingleside Note and March Carroll Note were assigned to and assumed by LEH under the June LEH Note effective December 31, 2022. Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note; as a result, debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied. All encumbrances that lender or assignee had against Blue Dolphin were thereby terminated.

Forbearance and Defaults.

LEH Forbearance Agreement. Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement. Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest shall be incurred throughout the agreement term, including the interest-only payment period. As part of the BDPL Loan Agreement, BDPL paid LEH $0.05 million in each of May, June, and July 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Blue Dolphin Energy Company	June 30, 2023 │Page 23

Notes to Consolidated Financial Statements

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

Related-Party Financial Impact

Working Capital. We historically relied on Affiliates for funding during periods of working capital deficits. We reflected such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party.

Consolidated Balance Sheets.

Accounts receivable, related party. Accounts receivable, related party for the sale of jet fuel to LEH totaled $1.5 million and $0 at June 30, 2023 and December 31, 2022, respectively. Amounts Blue Dolphin owed to LEH under the Second Amended and Restated Operating Agreement were net settled against amounts LEH owed to LE under the Jet Fuel Sales Agreement. Excess amounts owed by LEH to LE were reflected in accounts receivable, related party on our consolidated balance sheet.

Accounts payable, related party. Accounts payable, related party totaled approximately $0.6 million and $0.2 million at June 30, 2023 and December 31, 2022. Accounts payable, related party at June 30, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment. Accounts payable, related party at December 31, 2022 reflects amounts owed to LTRI for previously purchased refinery equipment.

Long-term debt, related party, net of current portion and accrued interest payable, related party, net of current portion.

	June 30,	December 31,
	2023	2022
	(in thousands)
LEH
June LEH Note	$-	$1,211
BDPL-LEH Loan Agreement (in forbearance)	8,308	8,094
LEH Total	8,308	9,305

Less: Long-term debt, related party, current portion	-	(5,211)
Less: Accrued interest payable, related party	-	(4,094)
	$8,308	$-

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended June 30,					Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$25,419	36.9%	$51,337	37.7%	$60,764	32.7%	$85,855	34.8%
Third-Parties	41,848	60.7%	83,871	61.6%	121,143	65.3%	159,110	64.5%
Tolling and terminaling
LEH	540	0.8%	-	-	1,080	0.6%	-	-
Third-Parties	1,071	1.6%	914	0.7%	2,552	1.4%	1,840	0.7%
	$68,878	100.0%	$136,122	100.0%	$185,539	100.0%	$246,805	100.0%

Blue Dolphin Energy Company	June 30, 2023 │Page 24

Notes to Consolidated Financial Statements

Interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
First Term Loan Due 2034 (in forbearance)	$101	$108	$203	$216
Second Term Loan Due 2034 (in forbearance)	42	45	84	90
Blue Dolphin Term Loan Due 2051	10	-	20	-
NPS Term Loan Due 2031 (in default)	50	-	100	-
LEH
BDPL-LEH Loan Agreement (in forbearance)	164	160	324	320
June LEH Note	-	124	-	385
	$367	$437	$731	$1,011

Other. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended June 30, 2023 and 2022. Sublease income from LEH totaled $0.02 million for both six-month periods ended June 30, 2023 and 2022.

The LEH operating fee, related party totaled $0.1 million for the three-month period ended June 30, 2023 compared to approximately $0.2 million for the three-month period ended June 30, 2022. The LEH operating fee, related party totaled approximately $0.2 million for the six-month period ended June 30, 2023 compared to approximately $0.3 million for the six-month period ended June 30, 2022. The decrease in both comparative periods related to lower refinery operating expenses on lower throughput.

Lease expense associated with the LE Master Services Agreement totaled $0.3 million and $0.6 million for the three-month period ended June 30, 2023 and six-month period ended June 30, 2023, respectively.

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

Remaining Performance Obligations. Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances

	June 30,	December 31,
	2023	2022
Accounts receivable (including related-party), beginning of period	$1,148	$126
Accounts receivable (including related-party), end of period	1,434	1,148

Unearned revenue, beginning of period	$3,888	$4,388
Unearned revenue, end of period	3,643	3,888

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 25

Notes to Consolidated Financial Statements

Segment Information

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Refinery operations	$67,267	$135,208	$181,907	$244,965
Tolling and terminaling	1,611	914	3,632	1,840
Total revenue from operations	68,878	136,122	185,539	246,805

Intercompany processing fees(1)
Refinery operations	(595)	(675)	(1,171)	(1,328)
Tolling and terminaling	595	675	1,171	1,328
Total intercompany processing fees	-	-	-	-

Costs of good sold(2)
Refinery operations	(66,532)	(118,736)	(162,332)	(222,194)
Tolling and terminaling	(456)	(573)	(813)	(1,192)
Total costs of goods sold	(66,988)	(119,309)	(163,145)	(223,386)

Gross profit
Refinery operations	140	15,797	18,404	21,443
Tolling and terminaling	1,750	1,016	3,990	1,976
Total gross profit	1,890	16,813	22,394	23,419

Other operating and general and administrative expenses(3)
Refinery operations	(410)	(370)	(979)	(663)
Tolling and terminaling	(156)	(53)	(626)	(123)
Corporate and other	(541)	(498)	(979)	(929)
Total other operating and general and administrative expenses	(1,107)	(921)	(2,584)	(1,715)

Depreciation and amortization
Refinery operations	(304)	(306)	(608)	(613)
Tolling and terminaling	(342)	(342)	(684)	(684)
Corporate and other	(51)	(51)	(103)	(103)
Total depreciation and amortization	(697)	(699)	(1,395)	(1,400)

Interest and other non-operating expenses, net
Refinery operations	(932)	(703)	(1,609)	(1,420)
Tolling and terminaling	(490)	(409)	(960)	(827)
Corporate and other	(197)	(556)	(380)	(1,013)
Total interest and other non-operating expenses, net	(1,619)	(1,668)	(2,949)	(3,260)

Income (loss) before income taxes
Refinery operations	(1,506)	14,418	15,208	18,747
Tolling and terminaling	762	212	1,720	342
Corporate and other	(789)	(1,105)	(1,462)	(2,045)
Total income (loss) before income taxes	(1,533)	13,525	15,466	17,044

Income tax expense	(27)	(115)	(273)	(156)

Net income (loss)	$(1,560)	$13,410	$15,193	$16,888

(1) Fees associated with an intercompany tolling agreement related to naphtha volumes.

(2) Cost of goods sold within tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance).

(3) General and administrative expenses within refinery operations includes the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company	June 30, 2023 │Page 26

Notes to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$102	$46	$102	$46
Tolling and terminaling	-	-	-	-
Corporate and other	-	-	-	-
Total capital expenditures	$102	$46	$102	$46

	June 30,	December 31,
	2023	2022
	(in thousands)
Identifiable assets
Refinery operations	$77,729	$64,359
Tolling and terminaling	17,020	17,836
Corporate and other	1,271	1,709
Total identifiable assets	$96,020	$83,904

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor. At June 30, 2023 and December 31, 2022, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $1.1 million and $0.9 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term, non-exclusive crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term). Tartan must provide notice of non-renewal at least 60 days before the expiration of any renewal term. As of June 30, 2023, we received approximately 15.4 million bbls, or 62.4%, of the total allowable contracted volume under the Crude Supply Agreement. For the three months ended June 30, 2023 and 2022, we received approximately 1.0 million bbls, or 4.1%, and 1.1 million bbls, or 4.6%, respectively, of the total allowable contracted volume under the Crude Supply Agreement. For the six months ended June 30, 2023 and 2022, we received approximately 2.0 million bbls, or 8.1%, and 2.2 million bbls, or 8.9%, respectively, of the total allowable contracted volume under the Crude Supply Agreement. During the three and six months ended June 30, 2023, substantially all of our crude was sourced from Tartan under the Crude Supply Agreement. During the three and six months ended June 30, 2022, all of our crude oil was sourced from Tartan under the Crude Supply Agreement. At June 30, 2023, accounts payable for crude oil and condensate was $0.

Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a terminal services agreement dated as of June 1, 2019. Under the terminal services agreement, crude oil owned by Tartan is stored at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. The terminal services agreement renews on a one-year evergreen basis. Tartan must provide notice of non-renewal at least 60 days before the expiration of any renewal term. However, the terminal services agreement will automatically terminate upon expiration or termination of the Crude Supply Agreement.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility. If Tartan terminates the Crude Supply Agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations. We established relationships with other crude suppliers to mitigate supply-based risks that could cause a business disruption.

Blue Dolphin Energy Company	June 30, 2023 │Page 27

Notes to Consolidated Financial Statements

Customers

Significant Customers. We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2023	3	83.7%	$1.5 million
June 30, 2022	2	63.9%	$0

Six Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2023	3	72.7%	$1.5 million
June 30, 2022	2	59.1%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to HUBZone certification. The Affiliate also stores jet fuel at the Nixon Facility. For both the three months ended June 30, 2023 and 2022, the Affiliate accounted for approximately 37.7% of total revenue from operations. For the six months ended June 30, 2023 and 2022, the Affiliate accounted for approximately 33.3% and 34.8% of total revenue from operations, respectively.

Customer Concentration. Our customer base consists of refined petroleum product wholesalers. Economic changes similarly affect our customers positively or negatively, which impacts our overall exposure to credit risk. Economic changes include the uncertainties related to the Russian military conflict with Ukraine and associated sanctions on Russian crude products, recession, inflation, and the associated volatility in the global commodities markets. Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales

We sell our products primarily in the U.S. within PADD 3. Occasionally we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$57	0.1%	$-	0.0%	$112	0.1%	$-	0.0%
Naphtha	9,174	13.6%	27,382	22.3%	29,903	16.4%	55,136	23.2%
Jet fuel	25,419	37.8%	51,337	30.6%	60,764	33.4%	85,855	29.2%
HOBM	10,197	15.2%	20,827	23.4%	43,685	24.0%	43,902	24.9%
AGO	22,420	33.3%	35,662	23.7%	47,443	26.1%	60,072	22.7%
	$67,267	100.0%	$135,208	100.0%	$181,907	100.0%	$244,965	100.0%

An Affiliate, LEH, purchases all of our jet fuel.  See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Prepaid crude oil and condensate	$2,577	$2,183
Prepaid insurance	2,211	1,066
Other prepaids	126	163
Prepaid easement renewal fees	43	54
	$4,957	$3,466

Blue Dolphin Energy Company	June 30, 2023 │Page 28

Notes to Consolidated Financial Statements

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Naphtha	$10,418	$1,056
HOBM	10,059	14,879
Jet	9,139	-
Crude oil and condensate	955	3,458
AGO	315	301
Chemicals	176	116
Propane	25	27
LPG mix	3	7
	$31,090	$19,844

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Refinery and facilities	$72,675	$72,675
Land	566	566
Other property and equipment	913	913
	74,154	74,154

Less: Accumulated depreciation and amortiation	(21,679)	(20,387)
	52,475	53,767

CIP	3,771	3,669
	$56,246	$57,436

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Unearned revenue from contracts with customers	$3,643	$3,888
Insurance	1,346	568
Unearned contract renewal income	480	480
Accrued fines and penalties	407	407
Taxes payable	214	64
Customer deposits	163	173
Other payable	160	324
Board of director fees payable	125	210
	$6,538	$6,114

Blue Dolphin Energy Company	June 30, 2023 │Page 29

Notes to Consolidated Financial Statements

(10) Third-Party Long-Term Debt

Loan Agreements

Loan Description	Parties	Principal (in millions)	Origination / Maturity	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in forbearance) (1)	LE Veritex	$25.0	Jun 2015 / Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in forbearance) (1)	LRM Veritex	$10.0	Dec 2015 / Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in forbearance)(2)(3)(4)	LE Kissick	$11.7	Jun 2006 / Jan 2018	$0.5 million	6.25%	Working capital
GNCU Loan
NPS Term Loan Due 2031(in default) (5)	NPS GNCU	$10.0	Oct 2021 / Oct 2031	$0.1 million	5.75%	Working capital
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(6)	Blue Dolphin SBA	$2.0	May 2021 / Jun 2051	$0.01 million	3.75%	Working capital
LE Term Loan Due 2050(7)	LE SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(7)	NPS SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(8)	LE Texas First	$0.07	Oct 2020 / Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1) At both June 30, 2023 and December 31, 2022, restricted cash, noncurrent, representing amounts held by Veritex in a payment reserve account, was $1.0 million.

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

(7) Payments deferred for thirty (30) months; first payment due and paid in February 2023; interest accrued during deferral period; loan not forgivable.

(8) In May 2019, LE entered into 12-month equipment rental agreement with option to purchase a backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$20,268	$20,801
LRM Term Loan Due 2034 (in forbearance)	8,460	8,671
Kissick Debt (in forbearance)	9,874	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
SBA EIDLs
BDEC Term Loan Due 2051	2,118	2,082
LE Term Loan Due 2050	161	162
NPS Term Loan Due 2050	161	162
Equipment Loan Due 2025	33	38
	51,050	52,897

Less: Current portion of long-term debt, net	(37,182)	(42,155)
Less: Unamortized debt issue costs	(2,047)	(2,149)
Less: Accrued interest payable	(5,169)	(6,271)
	$6,652	$2,322

Blue Dolphin Energy Company	June 30, 2023 │Page 30

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$1,674	$1,674
LRM Term Loan Due 2034 (in forbearance)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,125)	(1,023)
	$2,047	$2,149

Amortization expense was $0.05 million for both three-month periods ended June 30, 2023 and 2022.  Amortization expense was $0.1 million for both six-month periods ended June 30, 2023 and 2022.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in forbearance)	$4,896	$6,028
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	49	53
LRM Term Loan Due 2034 (in forbearance)	67	66
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA EIDLs
BDEC Term Loan Due 2051	118	82
LE Term Loan Due 2050	11	12
NPS Term Loan Due 2053	11	12
Equipment Loan Due 2025	-	1
	5,169	6,271
Less: Accrued interest payable	(5,169)	(6,271)
Long-term Interest Payable, Net of Current Portion	$-	$-

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2023 and December 31, 2022. Although the debt associated with the Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, the Kissick Debt was reclassified to long-term debt, net of current portion at June 30, 2023 as a result of the Kissick Forbearance Agreement.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 31

Notes to Consolidated Financial Statements

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt. Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025. LE agreed to make a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $2.0 million for the three and six months ended June 30, 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

Other Defaults. As of June 30, 2023 and the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations. Defaults permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations. In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, and/or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, or filing bankruptcy. See “Notes (1) and (3)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

•     First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)

•     Assignment of all Nixon facility contracts, permits, and licenses

•     Absolute assignment of Nixon facility rents and leases, including tank rental income

•     $5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in forbearance)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

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

•     Substantially all assets

Kissick Debt (in forbearance)(2)	---	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

•     Deed of trust lien on approximately 56 acres of land and improvements owned by LE

•     Leasehold deed of trust lien on certain property leased by NPS from LE

•     Assignment of leases and rents and certain personal property

SBA EIDLs
Blue Dolphin Term Loan Due 2051	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	• First priority security interest in the equipment (backhoe).

(1) Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.

(2) Subject to the Kissick Subordination Agreement.

Blue Dolphin Energy Company	June 30, 2023 │Page 32

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

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets, as well as plugging and abandoning our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment. We recorded an additional increase in liability during the twelve months ended December 31, 2022 due to a further change in timing.

Because our pipelines and facilities assets have been inactive for an extended period of time, BOEM required that they be decommissioned prior to June 1, 2023. Although Blue Dolphin did not meet BSEE’s deadline, management obtained a decommissioning bid and engaged a consultant to oversee the project and obtain additional bids. Our ARO estimate could change materially based on updated bids. During the COVID-19 pandemic, completion of the work was cost prohibitive due to financial constraints. As an alternative, management began exploring alternatives to reactivate the assets, including potentially using the assets for offshore liquified natural gas (LNG) transfer or wind and water power generation. In late July 2023, BSEE requested that management provide the agency with a written update on BDPL’s path forward to meet decommissioning requirements. Management is working with the consultant to develop and submit a plan in the third quarter of 2023. Due to BDPL’s failure to complete decommissioning of the offshore pipeline and platform assets and remedy associated INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

ARO liability as of the dates indicated was as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)

AROs, at the beginning of the period	$3,710	$3,461
Changes in estimates of existing obligations	-	114
Accretion expense	59	135
	-	-
Less: AROs, current portion	(3,769)	(3,710)
Long-term AROs, at the end of the period	$-	$-

See “Note (15)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 33

Notes to Consolidated Financial Statements

(12) Lease Obligations

Lease Obligations

Office Lease. We maintain our corporate headquarters in Houston, Texas. In May 2023, BDSC signed a 12-month extension to its existing operating lease. The extended term commences on September 1, 2023 and expires on August 31, 2024. Under the amended agreement, the annual rent was reduced from $31.00 per square foot to $30.00 per square foot, resulting in a monthly base rental amount of $0.02 million.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended June 30, 2023 and 2022. Sublease income from LEH totaled $0.02 million for both six-month periods ended June 30, 2023 and 2022. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Master Services Agreement. Lease expense associated with the LE Master Services Agreement totaled $0.3 million for the three-month period ended June 30, 2023; lease expense totaled $0.4 million for the six-month period ended June 30, 2023. Due to its one-year term, the lease is being treated as short term. As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the LE Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		June 30,	December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$1,003	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(736)	(638)

Total lease assets		267	149

Liabilities
Current
Operating lease	Current portion of lease liabilities	218	156

Noncurrent
Operating lease	Long-term lease liabilities, net of current	38	-
Total lease liabilities		$256	$156

Weighted average remaining lease term in years
Operating lease(1)	1.17
Weighted average discount rate
Operating lease	8.25%

(1) Pursuant to a May 2023 amendment, the operating lease term was extended by twelve (12) months.

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)

Operating lease costs	$51	$51	$103	$103
Short-term lease expense, related party	300	-	400	-
Total lease cost	$351	$51	$503	$103

Blue Dolphin Energy Company	June 30, 2023 │Page 34

Notes to Consolidated Financial Statements

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$59	$49	$116	$101

As of June 30, 2023, maturities of lease liabilities for the periods indicated were as follows:

June 30,	Operating Lease
(in thousands)

2024	$218
2025	38

$256

Future minimum annual lease commitments that are non-cancelable:

Operating
June 30,	Lease
(in thousands)
2024	$117
2025	154
$271

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

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Current
Federal	$(5)	$-	$(120)	$-
State	(22)	(115)	(153)	(156)
Deferred
Federal	331	(2,809)	(3,096)	(3,895)
Change in valuation allowance	(331)	2,809	3,096	3,895

Total provision for income taxes	$(27)	$(115)	$(273)	$(156)

GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Blue Dolphin Energy Company	June 30, 2023 │Page 35

Notes to Consolidated Financial Statements

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$8,571	$11,088
Business interest expense	3,023	3,524
Start-up costs (crude oil and condensate processing facility)	297	339
ARO liability/deferred revenue	791	779
Other	70	43
Total deferred tax assets	12,752	15,773

Deferred tax liabilities:
Basis differences in property and equipment	(8,291)	(8,216)
Total deferred tax liabilities	(8,291)	(8,216)
	4,461	7,557

Valuation allowance	(4,461)	(7,557)

Deferred tax assets, net	$-	$-

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

The 2005 and 2012 ownership changes limit the use of pre-change NOL carryforwards to offset future taxable income. The annual use limitation generally equals the value of the common stock, on an aggregate basis, when the ownership change occurred multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards generated before the ownership change to an annual use limitation of approximately $0.6 million per year. We may use any unused portions of the limitation in subsequent years. Because of the yearly restriction, approximately $6.7 million in NOL carryforwards generated before the 2012 ownership change will expire unused. NOL carryforwards generated after the 2012 ownership change but before 2018 are not subject to an annual use limitation; we can use these NOL carryforwards for 20 years in addition to NOL carryforward amounts generated before the ownership change. NOL carryforwards that were generated beginning in 2018 may only be used to offset 80% of taxable income and are carried forward indefinitely.

NOL Carryforwards Available for Use. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership Change	Post-Ownership Change	Total
	(in thousands)

Balance at December 31, 2021	$7,897	$65,511	$73,408

Net operating losses used and expired	(6,127)	(22,384)	(28,511)

Balance at December 31, 2022	$1,770	$43,127	$44,897

Net operating losses used and expired	(638)	(10,583)	(11,221)

Balance at June 30, 2023	$1,132	$32,544	$33,676

Blue Dolphin Energy Company	June 30, 2023 │Page 36

Notes to Consolidated Financial Statements

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets. This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At June 30, 2023 and December 31, 2022, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of June 30, 2023 and December 31, 2022.

We have NOL carryforwards that remain available for future use. At June 30, 2023 and December 31, 2022, there were no uncertain tax positions for which a reserve or liability was necessary.

(14) Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net income (loss)	$(1,560)	$13,410	$15,193	$16,888

Earnings per share Basic and diluted income (loss) per share	$(0.10)	$0.97	$1.02	$1.27
Basic and diluted shares used in computing earnings per share	14,921,968	13,850,397	14,921,968	13,275,152

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding plus dilutive instruments. Diluted EPS for the three months ended June 30, 2023 and 2022 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

In August 2022, BSEE issued a third INC to BDPL for failing to complete decommissioning its main offshore pipeline and anchor platform. In addition, pursuant to a September 2022 letter, BSEE ordered BDPL to complete pipeline decommissioning and removal of the anchor platform by June 1, 2023. In March 2023, BSEE issued a fourth INC to BDPL for failing to perform the required structural surveys for the GA-288C platform for 2021 and 2022, and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension until May 30, 2023 for completing the required surveys. Although BDPL requested a second extension to complete the platform inspections, BDPL’s request was denied by BSEE.

Blue Dolphin Energy Company	June 30, 2023 │Page 37

Notes to Consolidated Financial Statements

Although Blue Dolphin did not meet BSEE’s decommissioning deadline, management obtained a decommissioning bid and engaged a consultant to oversee the project and obtain additional bids. Our ARO estimate could change materially based on updated bids. During the COVID-19 pandemic, completion of the work was cost prohibitive due to financial constraints. As an alternative, management began exploring alternatives to reactivate the assets, including potentially using the assets for offshore liquified natural gas (LNG) transfer or wind and water power generation. In late July 2023, BSEE requested that management provide the agency with a written update on BDPL’s path forward to meet decommissioning requirements. Management is working with the consultant to develop and submit a plan in the third quarter of 2023 for completing the platform inspections, decommissioning the pipelines, and removing the platform. Due to BDPL’s failure to complete decommissioning of the offshore pipeline and platform assets and remedy associated INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

We cannot currently estimate when decommissioning may occur or predict the outcome of the BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of June 30, 2023 and December 31, 2022. At both June 30, 2023 and December 31, 2022, BDPL maintained $3.7 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

On October 28, 2022, Pilot commenced an action and application for a temporary restraining order against NPS in Harris County District Court (the “Texas Action”). After a hearing on the application on October 28, 2022, Pilot’s application for the temporary restraining order was denied the same day.

On December 2, 2022, NPS filed its answer in the Texas Action. On December 6, 2022, NPS provided notice under Section 7.206(a) of the Texas Business and Commerce Code of its intent to sell the remaining inventory of Pilot’s jet fuel at the Nixon facility by January 7, 2023. After a series of negotiations, NPS agreed to forbear from exercising its remedies under the Texas Business and Commerce Code while the parties explored a potential compromise of the dispute pursuant to the Pilot Forbearance and Accommodation Agreement, with a forbearance period terminating on February 28, 2023. As part of the Pilot Forbearance and Accommodation Agreement, Pilot paid NPS approximately $1.5 million in January 2023.

Blue Dolphin Energy Company	June 30, 2023 │Page 38

Notes to Consolidated Financial Statements

On March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023. As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in April 2023. On June 16, 2023, following expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. As of the filing date of this report, no settlement was reached between the parties.

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2023 and December 31, 2022. At both June 30, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. However, as noted below, we may need to secure a new bonding relationship. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.”

RLI Surety Bonds. For more than twenty (20) years, Blue Dolphin has maintained several surety bonds through RLI Insurance Company (“RLI”) as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.2 million in the aggregate, of which $0.2 million is collateralized in cash. In June and July 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling $1.0 million or provide bond exonerations and replacement bonds. Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management is hopeful that Blue Dolphin and RLI will reach an agreement in order to maintain their long-standing relationship.

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

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020. The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. In May 2022, management met with the TCEQ to review the alleged solid hazardous waste violations. As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a June 2022 letter. On March 29, 2023, TCEQ requested a follow-up meeting to review LRM's submissions to date. Management met with the TCEQ in April 2023 and provided additional documentation in a June 30, 2023 letter; LRM is awaiting further follow-up from the TCEQ. We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022. We cannot currently estimate when the TCEQ hazardous waste matter will be resolved or predict the outcome of the violations.

Pilot Dispute Related to Set-Off Payments. In October 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit. However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in set-off payments between Pilot and NPS. As of the filing date of this report, the amount remained in dispute between the parties.

Blue Dolphin Energy Company	June 30, 2023 │Page 39

Notes to Consolidated Financial Statements

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 40

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

Going Concern

In accordance with GAAP accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. While results of operations dramatically improved throughout 2022 and through March 31, 2023, management determined that certain factors may present substantial doubt about our ability to continue as a going concern. Factors include significant current debt, which impacts our ability to meet debt covenants, historical net losses, and historical working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Management is working to alleviate these factors by entering into forbearance agreements with lenders and pursuing opportunities to obtain new capital and/or refinance debt. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options. These options could include selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, or filing a petition for bankruptcy.

Business Operations Update

During the second quarter of 2023, oil and gas commodity prices weakened due to uncertainties in the U.S. economy and a growing recession in Europe. Significantly weaker refining margins and slightly lower refinery throughput, production, and sales volumes, as well as a buildup of inventory due to a planned turnaround, equipment delays, and unsafe weather conditions, were primary contributors to us reporting a net loss of $1.6 million for the three months ended June 30, 2023. However, strong demand for our products, particularly jet fuel, and more favorable refining margins led to us reporting $15.2 million in net income for the six months ended June 30, 2023. Our full operating results for the three and six months ended June 30, 2023, including operating results by segment, can be found within ‘—Results of Operations.’

We had a cash flow deficit of $11.7 million for the three months ended June 30, 2023 (“Q2 2023”). At June 30, 2023, we had approximately $0.6 million in liquidity. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘—Liquidity and Capital Resources.’

Blue Dolphin Energy Company	June 30, 2023 │Page 41

Management’s Discussion and Analysis

General Trends and Outlook

Many uncertainties remain surrounding the capital, credit, and commodity markets, and financial institution health, which could impact our ability to obtain additional financing to refinance and restructure debt. In addition, uncertainty related to global supply and demand for petroleum-based products due to the potential for recession driven demand destruction and any potential resolution of the Russia-Ukraine conflict could adversely impact our refining margins and refined product sales. While it is difficult to predict the ultimate economic impacts that these factors may have on our operations and financial results, significantly weaker refining margins impacted our results of operations during Q2 2023 and will likely impact our results of operations during the remainder of the year.

Liquidity and Access to Capital Markets

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. During the six months ended June 30, 2023 (“Half 2023”), we entered into the LEH Forbearance Agreement and Kissick Forbearance Agreement. We also entered into the Veritex Forbearance Agreement in November 2022. During the six months ended June 30, 2022 (“Half 2022”), we successfully secured an additional $1.5 million in working capital through CARES Act loans.

There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions, such as those experienced during the height of the COVID-19 pandemic, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

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

Optimize Existing Asset Base

The Nixon facility improved uptime, going from 6 days of downtime during the three months ended June 30, 2022 (“Q2 2022”) to 4 days of downtime during Q2 2023. Downtime in Q2 2023 related to maintenance and repairs; downtime in Q2 2022 related to maintenance and repairs and crude deficiencies associated with cash constraints. On a six-month basis, the Nixon facility improved uptime by 5 days, experiencing 7 days of downtime during Half 2023 compared to 12 days of downtime during Half 2022. Downtime in Half 2023 related to maintenance and repairs; downtime in Half 2022 related to maintenance and repairs and crude deficiencies associated with cash constraints. Throughout 2023 we have continued to focus on improvements in day-to-day plant operations and identifying safety and mechanical process improvements, particularly in light of elevated Texas temperatures, to optimize plant operations.

Improve Operational Efficiencies

Tolling and terminaling revenue increased for the three and six months ended June 30, 2023 as a result of April and June payments under the Pilot Forbearance Amendment. Increased tolling and terminaling revenue contributed to Blue Dolphin reporting a Q2 2023 total gross profit of $1.9 million.

Blue Dolphin Energy Company	June 30, 2023 │Page 42

Management’s Discussion and Analysis

Seize Market Opportunities

In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth. Rising demand for renewable energy is attributable to a variety of factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change. During Q2 2023, management continued to have discussions with potential commercial partners. Management expects to continue with these efforts throughout 2023. As discussed throughout this report, our ‘going concern’ opinion may impact our renewable energy endeavors. Furthermore, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development and/or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

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

Crude Oil and Condensate Supply

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We have a long-term, non-exclusive crude supply agreement in place with Tartan. The volume-based Crude Supply Agreement expires when we receive 24.8 million net bbls of crude oil. After that, the Crude Supply Agreement automatically renews for successive one-year terms (each such term, a renewal term). Tartan must provide notice of non-renewal at least 60 days before the expiration of any renewal term. As of June 30, 2023, we received approximately 15.4 million bbls, or 62.4%, of the total allowable contracted volume under the Crude Supply Agreement. For the three months ended June 30, 2023 and 2022, we received approximately 1.0 million bbls, or 4.1%, and 1.1 million bbls, or 4.6%, respectively, of the total allowable contracted volume under the Crude Supply Agreement. For the six months ended June 30, 2023 and 2022, we received approximately 2.0 million bbls, or 8.1%, and 2.2 million bbls, or 8.9%, respectively, of the total allowable contracted volume under the Crude Supply Agreement. During the three and six months ended June 30, 2023, substantially all of our crude was sourced from Tartan under the Crude Supply Agreement. During the three and six months ended June 30, 2022, all of our crude oil was sourced from Tartan under the Crude Supply Agreement. At June 30, 2023, accounts payable for crude oil and condensate was $0.

Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a terminal services agreement dated as of June 1, 2019. Under the terminal services agreement, crude oil owned by Tartan is stored at the Nixon facility at a specified rate per bbl of the storage tank’s shell capacity. The terminal services agreement renews on a one-year evergreen basis. Tartan must provide notice of non-renewal at least 60 days before the expiration of any renewal term. However, the terminal services agreement will automatically terminate upon expiration or termination of the Crude Supply Agreement.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility. If Tartan terminates the Crude Supply Agreement or terminal services agreement, our ability to acquire crude oil and condensate could be adversely affected. If producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations. We established relationships with other crude suppliers to mitigate supply-based risks that could cause a business disruption.

Products and Markets

Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3. We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.

Blue Dolphin Energy Company	June 30, 2023 │Page 43

Management’s Discussion and Analysis

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

Competition

Most of our competitors are larger than us and are engaged on a national or international level in many segments of the oil and gas industry, including exploration and production, gathering and transportation, and marketing. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We compete primarily based on cost. Due to the low complexity of our simple “topping unit” refinery, we can be relatively nimble in adjusting our refined products slate because of changing commodity prices, market demand, and refinery operating costs.

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

Products and Customers

The Nixon facility’s petroleum storage tanks and infrastructure are primarily suited for crude oil and condensate and refined products, such as naphtha, jet fuel, diesel, and fuel oil. Our storage customers are typically from the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). Shipments are received and redelivered from the Nixon facility via third party trucks. Contract terms range from month-to-month to three years.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 44

Management’s Discussion and Analysis

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets are inactive. We account for these inactive operations in ‘corporate and other.’ Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and six months ended June 30, 2023 and 2022. See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 45

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

The general outlook for the oil and natural gas industry for the second half of 2023 remains unclear given uncertainty surrounding the capital, credit, and commodity markets, financial institution health, the lingering Russian military conflict with Ukraine and associated sanctions on Russian crude products, the recession, and inflation. We can provide no assurances that refining margins and demand will remain at current levels.

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

Refinery Throughput and Production Data

The amount of revenue we generate from the refinery operations business segment primarily depends on the volumes of crude oil that we process into refined products, the volume of refined products sold to customers, and associated refining margins. These measures are affected by numerous factors, including, but not limited to crude oil and refined product supply and demand, economic and political conditions, and refinery downtime.

Refinery Downtime

The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Any scheduled or unscheduled downtime may result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined products inventory, which could reduce our ability to meet our payment obligations.

Blue Dolphin Energy Company	June 30, 2023 │Page 46

Management’s Discussion and Analysis

Consolidated Results

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Q2 2023 Versus Q2 2022

Overview. Net loss for Q2 2023 totaled $1.6 million, or a loss of $0.10 per share, compared to net income of $13.4 million, or income of $0.97 per share, in Q2 2022. The $15.0 million, or $1.07 per share, decrease in net income between the periods was the result of: (i) significantly weaker refining margins, (ii) slightly lower refinery throughput, production, and sales volumes, and (iii) a buildup of inventory due to a planned turnaround, equipment delays, and unsafe weather conditions; these factors negatively impacted revenue.

Total Revenue from Operations. Total revenue from operations decreased 49% to $68.9 million for Q2 2023 from $136.1 million for Q2 2022. Lower commodity prices and lower sales volume contributed to the decrease in refinery operations revenue in Q2 2023. Tolling and terminaling operations revenue increased 76% between the periods, increasing from $0.9 million in Q2 2022 to $1.6 million in Q2 2023. Tolling and terminaling revenue increased as a result of April and June payments under the Pilot Forbearance Amendment.

Total Cost of Goods Sold. Total cost of goods sold decreased 44% to $67.0 million for Q2 2023 from $119.3 million for Q2 2022. The decrease related to lower crude acquisition costs associated with lower refinery throughput and inventory impairment expense.

Total Gross Profit. Gross profit totaled $1.9 million for Q2 2023 compared to gross profit of $16.8 million for Q2 2022. The 88% decrease in gross profit between the periods was the result of significantly weaker refining margins and lower refinery operations revenue in Q2 2023.

Total General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 40%, from $0.6 million in Q2 2022 to $0.9 million in Q2 2023. The increase primarily related to higher insurance renewal premiums and legal fees related to the Pilot dispute.

Total Depreciation and Amortization. Depreciation and amortization expenses remained flat at $0.7 million for both Q2 2023 and Q2 2022.

Total Other Income (Expense). Total other expense in Q2 2023 totaled $1.6 million compared to total other expense of $1.7 million in Q2 2022, representing a decrease of $0.1 million, or approximately 3%. The decrease was due to lower related party interest expense in Q2 2023 compared to Q2 2022. Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Half 2023 Versus Half 2022

Overview. Net income for Half 2023 totaled $15.2 million, or income of $1.02 per share, compared to net income of $16.9 million, or income of $1.27 per share, in Half 2022. The $1.7 million, or $0.25 per share, decrease in net income between the periods was the result of significantly weaker refining margins slightly lower refinery throughput, production, and sales volumes, and a buildup of inventory in Q2 2023.

Total Revenue from Operations. Total revenue from operations decreased 24% to $185.5 million for Half 2023 from $246.8 million for Half 2022. Lower commodity prices and sales volume, and a buildup of inventory in Q2 2023 contributed to the decrease in refinery operations revenue in Half 2023. Tolling and terminaling operations revenue increased 97% between the periods, increasing from $1.8 million in Half 2022 to $3.6 million in Half 2023. Tolling and terminaling revenue increased as a result of Pilot payments in January under the Pilot Forbearance and Accommodation Agreement and in April and June under the Pilot Forbearance Amendment.

Total Cost of Goods Sold. Total cost of goods sold decreased 27% to $163.1 million for Half 2023 from $223.4 million for Half 2022. The decrease related to lower crude acquisition costs associated with lower refinery throughput and inventory impairment expense.

Total Gross Profit. Gross profit totaled $22.4 million for Half 2023 compared to gross profit of $23.4 million for Half 2022. Increased tolling and terminaling revenue in Q2 2023 helped offset the decrease in gross profit in Half 2023 compared to the same period a year earlier.

Total General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 67%, from $1.3 million in Half 2022 to $2.1 million in Half 2023. The increase primarily related to higher insurance renewal premiums and legal fees related to the Pilot dispute.

Blue Dolphin Energy Company	June 30, 2023 │Page 47

Management’s Discussion and Analysis

Total Depreciation and Amortization. Depreciation and amortization expenses remained flat at $1.4 million for both Half 2023 and Half 2022.

Total Other Income (Expense). Total other expense in Half 2023 totaled $2.9 million compared to total other expense of $3.2 million in Half 2022, representing a decrease of $0.3 million, or 9%. The decrease was due to lower related party interest expense in Half 2023 compared to Half 2022. Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Downstream Operations

Our refinery operations business segment is owned by LE. Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land. Refinery operations revenue is derived from refined product sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Refinery operations revenue	$67,267	$135,208	$181,907	$244,965
Less: intercompany processing fees(1)	(595)	(675)	(1,171)	(1,328)
Less: cost of goods sold	(66,532)	(118,736)	(162,332)	(222,194)
Refinery operations gross profit	$140	$15,797	$18,404	$21,443

Sales (bbls)	775	1,002	1,923	2,033

Refining gross profit per bbl	$0.18	$15.77	$9.57	$10.55

(1) Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q2 2023 Versus Q2 2022

Refinery Downtime. Refinery downtime decreased from 6 days in Q2 2022 to 4 days in Q2 2023. Refinery downtime in both Q2 2023 and Q2 2022 related to maintenance and repairs.

Refinery Operations Gross Profit. Refining gross profit was $0.1 million for Q2 2023 compared to gross profit of $15.8 million in Q2 2022, representing a decrease of $15.7 million. The 99% decrease in Q2 2023 related to less favorable refining margins and lower sales volume compared to the same period a year earlier. Refinery operations gross profit in Q2 2023 was also adversely impacted by a buildup of inventory due to a planned turnaround, equipment delays, and unsafe weather conditions. Refining gross profit in Q2 2022 was the result of significantly higher refining margins.

Refining Gross Profit per Bbl. On a per bbl basis, refining gross profit was $0.18 for Q2 2023 compared to gross profit of $15.77 for Q2 2022, representing a decrease of $15.59 per bbl. The decrease related to less favorable refining margins and lower sales volume compared to the same period a year earlier.

Half 2023 Versus Half 2022

Refinery Downtime. Refinery downtime decreased from 12 days in Half 2022 to 7 days in Half 2023. Refinery downtime in Half 2023 related to repairs and maintenance while refinery downtime in Half 2022 related to maintenance and repairs (11 days) and crude deficiencies due to cash constraints (1 day).

Refinery Operations Gross Profit. Refining gross profit was $18.4 million for Half 2023 compared to gross profit of $21.4 million in Half 2022, representing a decrease of $3.0 million. The decrease in Half 2023 related to a significant decrease in gross profit in Q2 2023 compared to the same period a year earlier. Higher refining gross profit in Half 2022 was the result of significantly more favorable refining margins and higher sales volumes.

Refining Gross Profit per Bbl. On a per bbl basis, refining gross profit was $9.57 for Half 2023 compared to gross profit of $10.55 for Half 2022, representing a decrease of $0.98 per bbl. The decrease related to less favorable refining margins and lower sales volume in Q2 2023 compared to the same period a year earlier.

Midstream Operations

Our tolling and terminaling business segment is owned by LRM and NPS. Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as for in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

Blue Dolphin Energy Company	June 30, 2023 │Page 48

Management’s Discussion and Analysis

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Tolling and terminaling revenue	$1,611	$914	$3,632	$1,840
Intercompany processing fees(1)	595	675	1,171	1,328
Less: cost of goods sold	(456)	(573)	(813)	(1,192)
Tolling and terminaling gross profit	$1,750	$1,016	$3,990	$1,976

(1) Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q2 2023 Versus Q2 2022

Tolling and Terminaling Revenue. Tolling and terminaling revenue, which consists of storage tank rental and ancillary services fees, increased 76% from $0.9 million in Q2 2022 to $1.6 million in Q2 2023. The $0.7 million increase was the result of April and June payments under the Pilot Forbearance Amendment and a slight increase in ancillary services.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit increased approximately $0.7 million from approximately $1.0 million in Q2 2022 to $1.7 million in Q2 2023. The increase primarily related to payments under the Pilot Forbearance Amendment.

Half 2023 Versus Half 2022

Tolling and Terminaling Revenue. Tolling and terminaling revenue increased 97% from $1.8 million in Half 2022 to $3.6 million in Half 2023. The $1.8 million increase was as a result of Pilot payments in January under the Pilot Forbearance and Accommodation Agreement and in April and June under the Pilot Forbearance Amendment.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit increased approximately $2.0 million from approximately $2.0 million in Half 2022 to $4.0 million in Half 2023. The increase primarily related to the aforementioned Pilot payments.

Reconciliation

Gross Profit (Deficit) by Segment

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Revenue	$67,267	$135,208	$1,611	$914	$-	$-	$68,878	$136,122
Intercompany processing fees	(595)	(675)	595	675	-	-	-	-
Cost of goods sold	(66,532)	(118,736)	(456)	(573)	-	-	(66,988)	(119,309)
Gross profit	140	15,797	1,750	1,016	-	-	1,890	16,813
Other operating and general and administrative expenses(1)	(341)	(313)	(156)	(53)	(610)	(555)	(1,107)	(921)
Depreciation and amortization	(304)	(306)	(342)	(342)	(51)	(51)	(697)	(699)
Interest and other non-operating expenses, net	(932)	(703)	(490)	(409)	(197)	(556)	(1,619)	(1,668)
Income (loss) before income taxes	(1,437)	14,475	762	212	(858)	(1,162)	(1,533)	13,525
Income tax expense	-	-	-	-	(43)	(115)	(27)	(115)
Net income (loss)	$(1,437)	$14,475	$762	$212	$(901)	$(1,277)	$(1,560)	$13,410

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Revenue	$181,907	$244,965	$3,632	$1,840	$-	$-	$185,539	$246,805
Intercompany processing fees	(1,171)	(1,328)	1,171	1,328	-	-	-	-
Cost of goods sold	(162,332)	(222,194)	(813)	(1,192)	-	-	(163,145)	(223,386)
Gross profit	18,404	21,443	3,990	1,976	-	-	22,394	23,419
Other operating and general and administrative expenses(1)	(819)	(595)	(626)	(123)	(1,139)	(997)	(2,584)	(1,715)
Depreciation and amortization	(608)	(613)	(684)	(684)	(103)	(103)	(1,395)	(1,400)
Interest and other non-operating expenses, net	(1,609)	(1,420)	(960)	(827)	(380)	(1,013)	(2,949)	(3,260)
Income (loss) before income taxes	15,368	18,815	1,720	342	(1,622)	(2,113)	15,466	17,044
Income tax expense	-	-	-	-	(294)	(156)	(273)	(156)
Net income (loss)	$15,368	$18,815	$1,720	$342	$(1,916)	$(2,269)	$15,193	$16,888

(1) General and administrative expenses within refinery operations includes the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company	June 30, 2023 │Page 49

Management’s Discussion and Analysis

Capital Resources and Liquidity

We generally rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. We had a working capital deficit of $16.5 million and $45.2 million at June 30, 2023 and December 31, 2022, respectively. Excluding the current portion of long-term debt, we had a working capital deficit of $20.7 million and $2.1 million at June 30, 2023 and December 31, 2022, respectively. Significantly weaker refining margins and a buildup of inventory decreased cash flow from operations in Q2 2023. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Second Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. During the Half 2023, we entered into the LEH Forbearance Agreement and Kissick Forbearance Agreement. We also entered into the Veritex Forbearance Agreement in November 2022. During the Half 2022, we successfully secured an additional $1.5 million in working capital through CARES Act loans. We continue to actively explore additional financing to meet working capital needs or refinance and restructure debt. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Similarly, the capital, credit, and commodity markets, financial institution health, the Russian military conflict with Ukraine and associated sanctions on Russian crude products, the recession, and inflation continue to evolve, and the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operating.

Working Capital

We had $16.5 million and $45.2 million in working capital deficits at June 30, 2023 and December 31, 2022, respectively, representing a $28.7 million improvement. Excluding the current portion of long-term debt, we had $20.7 million and $2.1 million in working capital at June 30, 2023 and December 31, 2022, respectively, representing an improvement of $18.6 million. The significant improvement in working capital over the past six months was due to decreased long-term debt, current portion and an improvement in accounts payable.

Cash and cash equivalents totaled $0.6 million and $0.5 million at June 30, 2023 and December 31, 2022, respectively, representing an increase of $0.1 million. Restricted cash, noncurrent totaled $1.0 million at both June 30, 2023 and December 31, 2022; restricted cash related to a Veritex payment reserve account. Accounts receivable, related party related to the sale of jet fuel to LEH totaled $1.5 million and $0 at June 30, 2023 and December 31, 2022.

Sources and Use of Cash

Components of Cash Flows

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(11,685)	$3,936	$2,098	$4,873
Investing activities	(102)	(46)	(102)	(46)
Financing activities	(184)	(3,992)	(1,955)	(4,880)
Increase in Cash and Cash Equivalents	$(11,971)	$(102)	$41	$(53)

Cash Flow from Operations. We had a cash flow deficit from operations of $11.7 million for Q2 2023 compared to cash flow from operations of $3.9 million for Q2 2022. The $15.6 million decrease in cash flow from operations between the periods was due to significantly weaker refining margins and a buildup of inventory during the period. We had cash flow from operations of $2.1 million for Half 2023 compared to cash flow from operations of $4.9 million for Half 2022. The $2.8 million decrease in cash flow from operations between the periods was due to weakening refining margins and a buildup of inventory in the second quarter 2023.

Blue Dolphin Energy Company	June 30, 2023 │Page 50

Management’s Discussion and Analysis

Capital Expenditures. Capital expenditures totaled $0.1 million and $0.04 million for Q2 2023 and Q2 2022, respectively. Due to continued uncertainties surrounding commodity pricing and refined product demand, the capital, credit, and commodity markets, financial institution health, the lingering Russian military conflict with Ukraine and associated sanctions on Russian crude products, the recession, and inflation, we anticipate continuing to limit capital expenditures over the next twelve months. However, to the extent we are able to capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

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

Debt and Lease Obligations

Debt Agreements.

Related-Party Agreements Summary. Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with Affiliates:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note	Blue Dolphin LEH	Jan 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Second Amended and Restated Operating Agreement
BDPL-LEH Loan Agreement (in forbearance)	BDPL LEH	Aug 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital

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

Third-Party Agreements Summary. Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

Loan Description	Parties	Principal (in millions)	Origination / Maturity	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in forbearance) (1)	LE Veritex	$25.0	Jun 2015 / Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in forbearance) (1)	LRM Veritex	$10.0	Dec 2015 / Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in forbearance)(2)	LE Kissick	$11.7	Jun 2006 / Jan 2018	$0.5 million	6.25%	Working capital
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS GNCU	$10.0	Oct 2021 / Oct 2031	$0.1 million	5.75%	Working capital
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(4)	Blue Dolphin SBA	$2.0	May 2021 / Jun 2051	$0.01 million	3.75%	Working capital
LE Term Loan Due 2050(5)	LE SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(5)	NPS SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(6)	LE Texas First	$0.07	Oct 2020 / Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1)   At both June 30, 2023 and December 31, 2022, restricted cash, noncurrent, represented amounts held by Veritex in a $1.0 million payment reserve account.

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

(5)  Payments deferred for thirty (30) months; first payment made February 2023; interest accrued during deferral period; loan not forgivable.

(6)  In May 2019, LE entered into 12-month equipment rental agreement with option to purchase a backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Blue Dolphin Energy Company	June 30, 2023 │Page 51

Management’s Discussion and Analysis

Guarantees and Security.

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	• USDA • Jonathan Carroll(1) • Affiliate cross- guarantees

•     First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)

•     Assignment of all Nixon facility contracts, permits, and licenses

•     Absolute assignment of Nixon facility rents and leases, including tank rental income

•     $5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in forbearance)	• USDA • Jonathan Carroll(1) • Affiliate cross- guarantees

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

•     Substantially all assets

Kissick Debt (in forbearance)(2)	---	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• USDA • Jonathan Carroll(1) • Affiliate cross- guarantees

•     Deed of trust lien on approximately 56 acres of land and improvements owned by LE

•     Leasehold deed of trust lien on certain property leased by NPS from LE

•     Assignment of leases and rents and certain personal property

BDPL-LEH Loan Agreement (in forbearance)	• --	• Certain BDPL property
SBA EIDLs
Blue Dolphin Term Loan Due 2051	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	• First priority security interest in the equipment (backhoe).

(1) Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.

(2) Subject to the Kissick Subordination Agreement.

Lease Agreements.

Office Lease. We maintain our corporate headquarters in Houston, Texas. In May 2023, BDSC signed a 12-month extension to its existing operating lease. The extended term commences on September 1, 2023 and expires on August 31, 2024. Under the amended agreement, the annual rent was reduced from $31.00 per square foot to $30.00 per square foot, resulting in a monthly base rental amount of $0.02 million.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both Q2 2023 and Q2 2022. BDSC received sublease income from LEH totaling $0.02 million for both Half 2023 and Half 2022.

Tank Lease. LE leases tanks from Ingleside under the LE Master Services Agreement. Lease expense associated with the LE Master Services Agreement totaled $0.3 million in Q2 2023. Lease expense associated with the LE Master Services Agreement totaled $0.4 million in Half 2023.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 52

Management’s Discussion and Analysis

Outstanding Principal, Debt Issue Costs, and Accrued Interest. Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal and Accrued Interest.

	June 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$20,268	$20,801
LRM Term Loan Due 2034 (in forbearance)	8,460	8,671
Kissick Debt (in forbearance)	9,874	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
LEH
June LEH Note	-	1,211
BDPL-LEH Loan Agreement (in forbearance)	8,308	8,094
SBA EIDLs
BDEC Term Loan Due 2051	2,118	2,082
LE Term Loan Due 2050	161	162
NPS Term Loan Due 2050	161	162
Equipment Loan Due 2025	33	38
	59,358	62,202

Less: Current portion of long-term debt, net	(37,182)	(47,366)
Less: Unamortized debt issue costs	(2,047)	(2,149)
Less: Accrued interest payable	(5,169)	(10,365)
	$14,960	$2,322

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, NPS Term Loan Due 2031, and Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheets at June 30, 2023 and December 31, 2022. Although the debt associated with the BDPL-LEH Loan Agreement was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, the debt was reclassified to long-term debt, net of current portion at June 30, 2023 as a result of the LEH Forbearance Agreement.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$1,674	$1,674
LRM Term Loan Due 2034 (in forbearance)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,125)	(1,023)
	$2,047	$2,149

Amortization expense was $0.05 million for both three-month periods ended June 30, 2023 and 2022.  Amortization expense was $0.1 million for both six-month periods ended June 30, 2023 and 2022.

Blue Dolphin Energy Company	June 30, 2023 │Page 53

Management’s Discussion and Analysis

Accrued Interest. Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in forbearance)	$4,896	$6,028
LEH
June LEH Note	-	-
BDPL-LEH Loan Agreement (in forbearance)	4,308	4,094
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	49	53
LRM Term Loan Due 2034 (in forbearance)	67	66
SBA EIDLs
BDEC Term Loan Due 2051	118	82
LE Term Loan Due 2050	11	12
NPS Term Loan Due 2053	11	12
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
Equipment Loan Due 2025	-	1
	9,477	10,365
Less: Accrued interest payable	(9,477)	(10,365)
Long-term Interest Payable, Net of Current Portion	$-	$-

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

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt. Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025. LE agreed to make a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $2.0 million for the three and six months ended June 30, 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

LEH Forbearance Agreement. Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement. Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest shall be incurred throughout the agreement term, including the interest-only payment period. As part of the BDPL Loan Agreement, BDPL paid LEH $0.05 million in May, June, and July 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 54

Management’s Discussion and Analysis

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, and/or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety.

Proceeds from Debt. Net proceeds from the issuance of debt totaled $0 in both Q2 2023 and Q2 2022. Net proceeds from the issuance of debt totaled $0 and $1.5 million in Half 2023 and Half 2022, respectively. Proceeds in Half 2022 represented additional principal under the Blue Dolphin Term Loan Due 2051.

Concentration of Customers Risk

We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2023	3	83.7%	$1.5 million
June 30, 2022	2	63.9%	$0

Six Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at June 30,

June 30, 2023	3	72.7%	$1.5 million
June 30, 2022	2	59.1%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and bids on jet fuel contracts under preferential pricing terms due to HUBZone certification. The Affiliate also stores jet fuel at the Nixon Facility. For both the three months ended June 30, 2023 and 2022, the Affiliate accounted for approximately 37.7% of total revenue from operations. For the six months ended June 30, 2023 and 2022, the Affiliate accounted for approximately 33.3% and 34.8% of total revenue from operations, respectively.

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

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020. The proposed agreed order assessed an administrative penalty of approximately $0.4 million and identified actions needed to correct the alleged violations. We are currently seeking to negotiate a reduced penalty amount. In May 2022, management met with the TCEQ to review the alleged solid hazardous waste violations. As follow-up to the meeting, LRM provided additional documentation to the TCEQ in a June 2022 letter. On March 29, 2023, TCEQ requested a follow-up meeting to review LRM's submissions to date. Management met with the TCEQ in April 2023 and provided additional documentation in a June 30, 2023 letter; LRM is awaiting further follow-up from the TCEQ. We recorded a liability for the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022. We cannot currently estimate when the TCEQ hazardous waste matter will be resolved or predict the outcome of the violations.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 55

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

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2023 and December 31, 2022. At both June 30, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. However, as noted below, we may need to secure a new bonding relationship. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds. For more than twenty (20) years, Blue Dolphin has maintained several surety bonds through RLI Insurance Company (“RLI”) as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.2 million in the aggregate, of which $0.2 million is collateralized in cash. In June and July 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling $1.0 million or provide bond exonerations and replacement bonds. Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management is hopeful that Blue Dolphin and RLI will reach an agreement in order to maintain their long-standing relationship.

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

In August 2022, BSEE issued a third INC to BDPL for failing to complete decommissioning its main offshore pipeline and anchor platform. In addition, pursuant to a September 2022 letter, BSEE ordered BDPL to complete pipeline decommissioning and removal of the anchor platform by June 1, 2023. In March 2023, BSEE issued a fourth INC to BDPL for failing to perform the required structural surveys for the GA-288C platform for 2021 and 2022, and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension until May 30, 2023 for completing the required surveys. Although BDPL requested a second extension to complete the platform inspections, BDPL’s request was denied by BSEE.

Although Blue Dolphin did not meet BSEE’s decommissioning deadline, management obtained a decommissioning bid and engaged a consultant to oversee the project and obtain additional bids. Our ARO estimate could change materially based on updated bids. During the COVID-19 pandemic, completion of the work was cost prohibitive due to financial constraints. As an alternative, management began exploring alternatives to reactivate the assets, including potentially using the assets for offshore liquified natural gas (LNG) transfer or wind and water power generation. In late July 2023, BSEE requested that management provide the agency with a written update on BDPL’s path forward to meet decommissioning requirements. Management is working with the consultant to develop and submit a plan in the third quarter of 2023 for completing the platform inspections, decommissioning the pipelines, and removing the platform. Due to BDPL’s failure to complete decommissioning of the offshore pipeline and platform assets and remedy associated INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

We cannot currently estimate when decommissioning may occur or predict the outcome of the BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of June 30, 2023 and December 31, 2022. At both June 30, 2023 and December 31, 2022, BDPL maintained $3.7 million in AROs related to abandonment of these assets, which amount does not include potential penalties.

Blue Dolphin Energy Company	June 30, 2023 │Page 56

Management’s Discussion and Analysis

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

Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Although commodity price volatility, the lingering Russian military conflict with Ukraine and associated sanctions on Russian crude products, recession, inflation, and severe weather resulting from climate change have impacted these estimates and assumptions, we are continually working to mitigate future risks. However, the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of June 30, 2023 and through the filing date of this report. The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures.

New Pronouncements Adopted. During the three months ended June 30, 2023, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective. No new pronouncements that have been issued, but are not yet effective, are expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 57

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	June 30, 2023 │Page 58

Legal Proceedings & Risk Factors

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

On October 28, 2022, Pilot commenced an action and application for a temporary restraining order against NPS in Harris County District Court (the “Texas Action”). After a hearing on the application on October 28, 2022, Pilot’s application for the temporary restraining order was denied the same day.

On December 2, 2022, NPS filed its answer in the Texas Action. On December 6, 2022, NPS provided notice under Section 7.206(a) of the Texas Business and Commerce Code of its intent to sell the remaining inventory of Pilot’s jet fuel at the Nixon facility by January 7, 2023. After a series of negotiations, NPS agreed to forbear from exercising its remedies under the Texas Business and Commerce Code while the parties explored a potential compromise of the dispute pursuant to the Pilot Forbearance and Accommodation Agreement, with a forbearance period terminating on February 28, 2023. As part of the Pilot Forbearance and Accommodation Agreement, Pilot paid NPS approximately $1.5 million in January 2023.

On March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023. As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in April 2023. On June 16, 2023, following expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. As of the filing date of this report, no settlement was reached between the parties.

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

Blue Dolphin Energy Company	June 30, 2023 │Page 59

Legal Proceedings & Risk Factors

We are currently unable to predict the outcome of the BOEM INCs. Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2023 and December 31, 2022. At both June 30, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. However, we may need to secure a new bonding relationship as RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling $1.0 million or provide bond exonerations and replacement bonds. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Declines in the market prices of crude oil and refined petroleum products below the carrying cost of such commodities in our inventory have required, and may continue to require, us to write down inventory, which has had, and may continue to have a negative impact on our operating income and working capital.

The nature of our business requires us to maintain substantial quantities of crude oil and refined petroleum product inventories. Because these inventories are commodities, we have no control over their changing market value. Further, because our inventory is valued at the lower of cost or market value, we must record a write-down of inventory and a non-cash charge to cost of sales if the market value of the inventory falls below our cost. Reductions in the value of our inventory as a result of lower commodity prices has resulted in a reduction in the amount of financial resources available to meet our operating needs.

In order to be successful long-term, we must attract and retain key members of senior management and ensure their succession.

Our long-term success largely depends on the performance of our management team and other key associates. If we are unable to attract and retain talented, highly qualified senior management and other key associates, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows, and financial condition may be adversely affected. While we are currently developing a succession plan, there can be no guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time or that the transfer of knowledge will be effective, or that the desired transition will be smooth.

Blue Dolphin Energy Company	June 30, 2023 │Page 60

Exhibits

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits Index

No.	Description

10.1

Forbearance and Accommodation Agreement dated January 12, 2023 by and between Pilot Travel Centers LLC and Nixon Product Storage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2023).

10.2

Amendment to Forbearance and Accommodation Agreement dated March 31, 2023 by and between Pilot Travel Centers LLC and Nixon Product Storage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2023).

10.3

Payment Agreement dated April 30, 2023 by and between Lazarus Energy, LLC and John H. Kissick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

10.4

Payment Agreement dated May 9, 2023 by and between Blue Dolphin Pipe Line Company and Lazarus Energy Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023).

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith

Blue Dolphin Energy Company	June 30, 2023 │Page 61

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 14, 2023	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	June 30, 2023 │Page 62