Form 10-Q
period 2023-09-30
BLUE DOLPHIN ENERGY CO
filed 2023-11-14
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share outstanding as of November 14, 2023: 14,921,968

Blue Dolphin Energy Company	September 30, 2023 │Page 2

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

BDSC.  Blue Dolphin Services Co., a wholly owned subsidiary of Blue Dolphin.

BDSC-LEH Amended Office Space Agreement.  Office sublease agreement in Houston, Texas between BDSC and LEH; extended term effective September 1, 2023 and expiring August 31, 2024; rent approximately $0.003 million per month.

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

Blue Dolphin Term Loan Due 2051 (as modified).  An EIDL dated May 4, 2021 between Blue Dolphin and the SBA in the original principal amount of $0.5 million; the note was modified in February 2022 to increase the principal amount by $1.5 million to $2.0 million; additional principal used for working capital; interest accrues at 3.75%; maturity date May 2051; monthly principal and interest payment $0.01 million; payments deferred first thirty (30) months; interest accrues during deferral period; first payment due and paid in November 2023; loan not forgivable; security includes all tangible and intangible personal property, including, but not limited to inventory, equipment, instruments, chattel paper, documents, letter of credit rights, accounts, deposit accounts, commercial tort claims, general intangibles, and as-extracted collateral; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type.

Board. Board of Directors of Blue Dolphin.

BOEM.  Bureau of Ocean Energy Management.

BSEE.  Bureau of Safety and Environmental Enforcement.

Blue Dolphin Energy Company	September 30, 2023 │Page 3

Glossary of Terms

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

Crude Supply Agreement. Crude Supply Agreement between Pilot and LE dated May 7, 2019, as amended on November 11, 2019, which agreement was assigned by Pilot to Tartan pursuant to an Assignment of Contract dated March 20, 2020. Pursuant to a letter dated October 31, 2023, and received by LE on November 2, 2023, Tartan provided the required 60 days’ notice of its intention to terminate the Crude Supply Agreement effective December 31, 2023. There were no penalties associated with the termination.

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

EIA.  Energy Information Administration.

Blue Dolphin Energy Company	September 30, 2023 │Page 4

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

Jet Fuel Purchase Agreements.  Product agreements for the purchase of jet fuel from LEH by LE; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH’s product cost; LE sold the products back to LEH under the Jet Fuel Sales Agreement.

Blue Dolphin Energy Company	September 30, 2023 │Page 5

Glossary of Terms

Jet Fuel Sales Agreement. Product agreement for the sale of jet fuel by LE to LEH; one-year term effective April 1, 2023 expiring earliest to occur of March 31, 2024, plus 30-day carryover, or delivery of maximum jet fuel quantity; LEH sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.

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

LE Amended and Restated Master Service Agreement.  Master Service Agreement between LE and Ingleside executed May 11, 2023 (effective March 1, 2023) for storage of product intended for customer receipt by barge; three-year term; tank rental $0.50 per bbl per month.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 6

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

LTRI.  Lazarus Texas Refinery I, an affiliate of LEH.

March Carroll Note. March 2017 promissory note between Blue Dolphin and Lazarus Capital; reflected amounts owed to Jonathan Carroll under LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement; interest accrued at 8.00% compounded annually; no covenants; matured January 2019; note assigned to LEH; see “Assignment Agreement;”as of March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the assigned March Carroll Note; see “June LEH Note.”

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

Nixon facility.  Encompasses the Nixon refinery, petroleum storage tanks, loading and unloading facilities, and 56 acres of land in Nixon, Texas.

Blue Dolphin Energy Company	September 30, 2023 │Page 7

Glossary of Terms

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

NPS-LEH Terminal Services Agreement. Terminal Services Agreement between NPS and LEH effective November 1, 2022; enables LE to store its jet fuel, which LEH lifts as needed; one-year term with one-year automatic renewals; tank rental approximately $0.2 million per month.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 8

Glossary of Terms

Pilot Forbearance Amendment. An amendment to the Pilot Forbearance and Accommodation Agreement dated March 31, 2023; the amendment extended the forbearance period and all deadlines associated with unresolved legal claims to June 15, 2023. Under the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all stored jet fuel in April 2023. On June 16, 2023, following expiration of the Pilot Forbearance and Accommodation Agreement, the parties extended the deadline for responses to outstanding discovery requests related to legal claims to August 31, 2023. On August 28, 2023 the parties filed a joint motion to stay this case. The parties anticipate attending mediation in December 2023 to settle all outstanding disputes. If, upon conclusion of the mediation there is no resolution, then either party may individually or jointly move for the court to lift the stay and enter a new scheduling order and trial setting.

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

Tartan.  Tartan Oil LLC, an affiliate of Pilot.

Texas First.  Texas First Rentals, LLC.

TCEQ.  Texas Commission on Environmental Quality.

Throughput.  The volume processed through a unit or a refinery or transported through a pipeline.

Blue Dolphin Energy Company	September 30, 2023 │Page 9

Glossary of Terms

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

Veritex Forbearance Agreement. Forbearance Agreement dated and effective November 18, 2022 between LE, LRM, Veritex, and guarantors (as defined therein); the Veritex Forbearance Agreement was superseded by the Veritex First Amended Forbearance Agreement.

Veritex First Amended Forbearance Agreement. Amendment to the Veritex Forbearance Agreement dated and effective September 30, 2023 between LE, LRM, Veritex, and guarantors (as defined therein); pursuant to the Veritex First Amended Forbearance Agreement, Veritex agreed to forbear existing defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 through and including December 29, 2023; additionally, Veritex agreed to forbear from testing borrower’s compliance with financial covenants under the loans.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. as published by the Wall Street Journal.  Effective July 27, 2023, the WSJ Prime rate increased to 8.50%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company	September 30, 2023 │Page 10

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

Business and Industry

•	Our going concern status.
•	Substantial debt in current liabilities, certain of which is currently in default.
•	Continued inability to meet financial covenants under secured loan agreements.
•	Ability to satisfy the terms of our various forbearance agreements.
•	Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.
•	Increased costs of capital or a reduction in the availability of credit.
•	Instability of financial and other markets.
•	Public health threats, pandemics, and epidemics, such as COVID-19, and the adverse impacts on our business, financial condition, results of operations, and liquidity.
•	Affiliate Common Stock ownership and transactions that could cause conflicts of interest.
•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.
•	Geographical concentration of our assets and customers in Texas.
•	Competition from companies with more significant financial and other resources.
•	Market changes in insurance that impact premium costs and available coverages.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.

Downstream and Midstream Operations

•	Commodity price and refined product demand volatility, which can adversely affect our refining margins.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.
•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.
•	Equipment failure and maintenance, which lead to operational downtime.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.
•	Inventory write-downs due to declines in commodity prices, which has a negative impact on our operating income and working capital.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.
•	Lack of succession planning, critical personnel loss, labor actions, and workplace safety issues.
•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.
•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Failing to effectively execute new business strategies, such as renewable fuels.
•	Our ability to effect and integrate potential acquisitions.

Blue Dolphin Energy Company	September 30, 2023 │Page 11

Important Information Regarding Forward Looking Statements

Legal, Government, and Regulatory

•

Environmental laws and regulations that may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.

•	Strict laws and regulations regarding personnel and process safety.
•	Uncertainty surrounding armed conflicts and terrorist attacks in the United States and other parts of the world, and related responses government responses.
•	General economic, political, or regulatory developments, including recession, inflation, interest rates, taxation, and policy changes that impact our business.
•	Assessment of penalties by regulatory agencies, such as BOEM, BSEE, OSHA and the TCEQ for violations.
•	Our estimates of future AROs related to our pipeline and facilities assets, which may increase.
•	Regulatory changes and other measures related to greenhouse gas emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions.

Security

•	Increased activism against oil and gas companies.
•	Actual or potential cybersecurity threats or loss of data privacy.

Common Stock

•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Increasing attention to environmental, social, and governance (ESG) matters.
•	Declines in our stock price due to share sales.
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

Blue Dolphin Energy Company	September 30, 2023 │Page 12

Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2023	2022

	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,471	$520
Accounts receivable, net	223	1,148
Accounts receivable, related party	1,963	-
Prepaid expenses and other current assets	2,871	3,466
Deposits	110	110
Inventory	28,359	19,844
Total current assets	44,997	25,088

LONG-TERM ASSETS
Total property and equipment, net	55,601	57,436
Operating lease right-of-use assets, net	215	149
Restricted cash, noncurrent	1,000	1,001
Surety bonds	230	230
Total long-term assets	57,046	58,816

TOTAL ASSETS	$102,043	$83,904

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$38,369	$42,155
Long-term debt, related party, current portion	-	5,211
Interest payable	3,836	6,271
Interest payable, related party	-	4,094
Accounts payable	1,164	2,161
Accounts payable, related party	600	155
Current portion of operating lease liabilities	199	156
Income taxes payable	612	307
Asset retirement obligations, current portion	4,074	3,710
Accrued expenses and other current liabilities	6,468	6,114
Total current liabilities	55,322	70,334

LONG-TERM LIABILITIES
Unearned contract renewal income, net of current	355	660
Long-term debt, net of current portion	5,211	2,322
Long-term debt, related party, net of current portion	4,000	-
Long-term interest payable, related party, net of current portion	4,309	-
Total long-term liabilities	13,875	2,982

TOTAL LIABILITIES	69,197	73,316

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968
shares issued at September 30, 2023 and December 31, 2022) (1)	149	149
Additional paid-in capital	39,758	39,758
Accumulated deficit	(7,061)	(29,319)
TOTAL STOCKHOLDERS' EQUITY	32,846	10,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,043	$83,904

(1)

Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2023 │Page 13

Financial Statements

Consolidated Statements of Income (Unaudited)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$101,598	$127,349	$283,505	$372,314
Tolling and terminaling	956	920	4,588	2,760
Total revenue from operations	102,554	128,269	288,093	375,074

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	87,795	113,664	244,927	332,378
Other conversion costs	3,593	4,570	9,606	9,242
Total cost of goods sold	91,388	118,234	254,533	341,620

Gross profit	11,166	10,035	33,560	33,454

COST OF OPERATIONS
LEH operating fee, related party	149	258	396	568
Other operating expenses	(65)	57	95	125
General and administrative expenses	1,112	564	3,230	1,835
Depreciation and amortization	699	699	2,094	2,099
Impairment of assets	324	114	324	114
Bad debt expense	-	62	-	62
Accretion of asset retirement obligations	-	34	59	100

Total cost of operations	2,219	1,788	6,198	4,903

Income from operations	8,947	8,247	27,362	28,551

OTHER INCOME (EXPENSE)

Interest and other income	30	-	82	-
Interest and other expense	(1,573)	(1,730)	(4,574)	(4,990)
Total other income (expense)	(1,543)	(1,730)	(4,492)	(4,990)

Income before income taxes	7,404	6,517	22,870	23,561

Income tax benefit (expense)	(339)	(68)	(612)	(224)

Net Income	$7,065	$6,449	$22,258	$23,337

Income per common share:
Basic	$0.47	$0.43	$1.49	$1.69
Diluted	$0.47	$0.43	$1.49	$1.69

Weighted average number of common shares outstanding:
Basic	14,921,968	14,825,763	14,921,968	13,797,701
Diluted	14,921,968	14,825,763	14,921,968	13,797,701

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2023 │Page 14

Financial Statements

Consolidated Statements of Stockholders’ Equity (Deficit)(Unaudited)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
		(in thousands except share amounts)

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	22,258	22,258

Balance at September 30, 2023	14,921,968	$149	$39,758	$(7,061)	$32,846

	Common Stock				Total
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
		(in thousands except share amounts)

Balance at December 31, 2021	12,693,514	$127	$38,457	$(62,211)	$(23,627)

Common stock issued for payment of debt	1,951,416	19	1,142	-	1,161
Common stock issued for services	252,447	3	129	-	132
Net income	-	-	-	23,337	23,337

Balance at September 30, 2022	14,897,377	$149	$39,728	$(38,874)	$1,003

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2023 │Page 15

Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
OPERATING ACTIVITIES
Net income	$22,258	$23,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,094	2,099
Accretion of asset retirement obligations	59	100
Amortization of debt issue costs	153	153
Guaranty fees paid in kind	-	456
Related-party interest expense paid in kind	-	538
Deferred revenues and expenses	(305)	(427)
Loss on issuance of shares	-	357
Bad debt	-	62
Impairment of fixed assets	324	114
Changes in operating assets and liabilities
Accounts receivable	925	(23)
Accounts receivable, related party	(1,963)	-
Prepaid expenses and other current assets	595	(2,769)
Inventory	(8,515)	(16,498)
Accounts payable, accrued expenses and other liabilities	(2,758)	3,148
Accounts payable, related party	445	-
Net cash provided by operating activities	13,312	10,647

INVESTING ACTIVITIES
Capital expenditures	(102)	(102)
Net cash used in investing activities	(102)	(102)

FINANCING ACTIVITIES
Proceeds from debt	-	1,500
Payments on debt principal	(1,049)	(12)
Net activity on related-party debt	(1,211)	(5,796)
Net cash used in financing activities	(2,260)	(4,308)
Net change in cash, cash equivalents, and restricted cash	10,950	6,237

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,521	57
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$12,471	$6,294

Supplemental Information:
Non-cash investing and financing activities:
Issuance of shares for services and/or to extinguish debt	$-	$936
Right of use assets financed via operating lease	$215	$-
Interest paid	$5,737	$1,893

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company	September 30, 2023 │Page 16

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

Going Concern

In accordance with GAAP accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. Management determined that certain factors may present substantial doubt about our ability to continue as a going concern. These factors include significant current debt, which impacts our ability to meet debt covenants, and historical working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, filing bankruptcy, or ceasing operating.

Our significant current debt is the result of certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2023 and December 31, 2022. Excluding accrued interest, we had current debt of $38.4 million and $47.4 million as of September 30, 2023 and December 31, 2022, respectively. Our significant current debt at September 30, 2023 consisted of bank debt to Veritex and GNCU and investor debt to John Kissick.

Forbearance Agreements.

Veritex First Amended Forbearance Agreement. Pursuant to the Veritex First Amended Forbearance Agreement, Veritex agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for an extended period beginning effective September 30, 2023 and terminating on December 29, 2023.  During the extended forbearance period, Veritex also agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants. See “Note (16)” to our consolidated financial statements for additional information regarding the Veritex First Amended Forbearance Agreement.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

Blue Dolphin Energy Company	September 30, 2023 │Page 17

Notes to Consolidated Financial Statements

LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Other Defaults. As of September 30, 2023 and the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.

Refining Margins. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. The general outlook for the oil and natural gas industry for the remainder of 2023 remains unclear given general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, uncertainty in the Middle East related to, among other things, Israeli-Hamas armed conflicts, and the continued conflict between Russia and Ukraine.

Net income for the three months ended September 30, 2023 totaled $7.1 million, or $0.47 per share, compared to net income of $6.4 million, or $0.43 per share, for the three months ended September 30, 2022. The $0.7 million, or $0.04 per share, increase in net income between the periods was the result of higher refining margins. Net income for the nine months ended September 30, 2023 totaled $22.3 million, or $1.49 per share, compared to net income of $23.3 million, or $1.69 per share, for the nine months ended September 30, 2022. The $1.0 million, or $0.20 per share, decrease in net income between the periods was the result of weaker refining margins and lower refinery throughput, production, and sales volumes for the nine months ended September 30, 2023. We can provide no assurances that refining margins and demand will remain at current levels.

Working Capital Improvements. We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement, LEH Forbearance Agreement, and Kissick Forbearance Agreement. During 2022, we secured $1.5 million in working capital through CARES Act loans and entered into our first forbearance with Veritex. We had $10.3 million and $45.2 million in working capital deficits at September 30, 2023 and December 31, 2022, respectively, representing a $34.9 million improvement.  Excluding the current portion of long-term debt, we had $28.0 million and $2.1 million in working capital at September 30, 2023 and December 31, 2022, respectively, representing an improvement of $25.9 million. The significant improvement in working capital over the previous nine months was due to decreases in the current portion of long-term debt, accounts payable, and accrued interest payable. The improvement was also due to a significant increase in cash from operations and inventory. See “Note (16)” to our consolidated financial statements for additional information regarding the Veritex First Amended Forbearance Agreement.

There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.  If we are unable to raise additional capital, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 18

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

Capital, credit, and commodity markets, as well as armed conflicts in the Middle East and Europe continue to evolve, and the extent to which these factors may impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of confidence.  We can provide no guarantees that: our business strategy will be successful; Affiliates will continue to fund our working capital needs if we experience working capital deficits; we will meet regulatory requirements to provide additional supplemental pipeline bonds and abandon offshore assets; we can obtain additional financing on commercially reasonable terms or at all; or margins on our refined products will be favorable.  Further, if lenders exercise their rights and remedies under secured loan agreements that are in default, or if we are required to obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our business, financial condition, and results of operations will be materially adversely affected.

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

The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or for any other period.

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

Use of Estimates.  The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Although commodity price volatility, recession and inflation, armed conflicts in the Middle East and Europe and associated sanctions on Russian crude products, and severe weather resulting from climate change have impacted these estimates and assumptions, we are continually working to mitigate future risks. However, the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of September 30, 2023 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory valuation, and the carrying value of long-lived assets.

Blue Dolphin Energy Company	September 30, 2023 │Page 19

Notes to Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, options to limit risk are being evaluated given current capital, credit, and commodity markets and financial institution health.  Restricted cash, non-current portion at September 30, 2023 and December 31, 2022 reflected amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	September 30,	December 31,
	2023	2022
	(in thousands)

Cash and cash equivalents	$11,471	$520
Restricted cash, noncurrent	1,000	1,001
	$12,471	$1,521

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of any necessary allowance(s) for doubtful accounts.  Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for doubtful accounts of $0 and $0.06 million at September 30, 2023 and December 31, 2022, respectively.

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

Pipelines and Facilities. We record our pipelines and facilities at cost less any adjustments for depreciation or impairment.  We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at December 31, 2016.  During the twelve months ended December 31, 2021, we recorded an additional impairment of $1.1 million due to a change in the estimated future cost and timing of decommissioning these assets. During the twelve months ended December 31, 2022, we recorded an additional impairment of $0.1 million due to an additional change in the timing of decommissioning these assets.   During the three and nine months ended September 30, 2023, we recorded an additional impairment of $0.3 million due to a change in estimated future costs of decommissioning our pipeline and facilities assets.

Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency on November 8, 2023. . Separately, management is exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE).As a result of updated decommissioning bids, our ARO estimate increased by $0.3 million at September 30, 2023.

Blue Dolphin Energy Company	September 30, 2023 │Page 20

Notes to Consolidated Financial Statements

Based on updated estimates for pipeline decommissioning, platform removal, and associated costs, as well as resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the third quarter of 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or of BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.  At September 30, 2023 and December 31, 2022, BDPL maintained $4.1 million and $3.7 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

Construction in Progress (CIP). CIP expenditures, including capitalized interest, relate to construction and refurbishment activities and equipment for the Nixon facility.  These expenditures are capitalized as incurred. Depreciation begins once the asset is placed in service.  See “Note (8)” to our consolidated financial statements for additional disclosures related to refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and CIP.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 21

Notes to Consolidated Financial Statements

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

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2023 and December 31, 2022, we had no uncertain tax positions for which a reserve or liability was necessary.

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

Management evaluated refinery and facilities assets for impairment considering shifts in the capital, credit, and commodity markets, recession and inflation, and armed conflicts in the Middle East and Europe and associated sanctions on Russian crude products.  As of September 30, 2023 and December 31, 2022, we did not record any impairment of our long-lived assets. However, impairment may be required in the future if external events or circumstances change or if internal conditions shift materially.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 22

Notes to Consolidated Financial Statements

New Pronouncements Adopted. During the three and nine months ended September 30, 2023, we did not adopt any ASUs.

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

Product agreements for the purchase of jet fuel by LE from LEH; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH’s product cost; LE sold the products back to LEH under the Jet Fuel Sales Agreement.

Jet Fuel Sales Agreement	LE LEH	04/01/2023

Sale of jet fuel by LE to LEH; 1-year term expiring earliest to occur of 03/31/2024 plus 30-day carryover or delivery of maximum jet fuel quantity; LEH sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.

LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023

Related to payoff of LE $25.0 million Veritex loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under LE Term Loan Due 2034 as consideration for providing his personal guarantee.

LE Amended and Restated Master Services Agreement	LE Ingleside	03/01/2023	For storage of products intended for customer receipt by barge; tank rental fee $0.1 million per month.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

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

1-year term; expires 04/01/2024 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

Debt Agreements.  Blue Dolphin was a party to the June LEH Note with LEH at December 31, 2022.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at September 30, 2023 and December 31, 2022.  Summaries of the debt agreements follow:

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

Blue Dolphin Energy Company	September 30, 2023 │Page 23

Notes to Consolidated Financial Statements

Forbearance and Defaults.

LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement. Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

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

Consolidated Balance Sheets.

Accounts receivable, related party.  Accounts receivable, related party for the sale of jet fuel to LEH totaled $2.0 million and $0 at September 30, 2023 and December 31, 2022, respectively. Amounts Blue Dolphin owed to LEH under the Second Amended and Restated Operating Agreement were net settled against amounts LEH owed to LE under the Jet Fuel Sales Agreement. Excess amounts owed by LEH to LE were reflected in accounts receivable, related party on our consolidated balance sheet.

Accounts payable, related party.  Accounts payable, related party totaled approximately $0.6 million and $0.2 million at September 30, 2023 and December 31, 2022.  Accounts payable, related party at September 30, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment.  Accounts payable, related party at December 31, 2022 reflects amounts owed to LTRI for previously purchased refinery equipment.

Long-term debt, related party, net of current portion and accrued interest payable, related party, net of current portion.

	September 30,	December 31,
	2023	2022
	(in thousands)
LEH
June LEH Note (debt satisfied)	$-	$1,211
BDPL-LEH Loan Agreement (in forbearance)	8,309	8,094
LEH Total	8,309	9,305

Less: Long-term debt, related party, current portion	-	(5,211)
Less: Accrued interest payable, related party	-	(4,094)
	$8,309	$-

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$33,060	36.9%	$48,264	37.6%	$93,824	32.6%	$134,119	35.8%
Third-Parties	68,538	60.7%	79,085	61.7%	189,681	65.8%	238,195	63.5%
Tolling and terminaling
LEH	540	0.8%	-	-	-	0.0%	-	-
Third-Parties	416	1.6%	920	0.7%	4,588	1.6%	2,760	0.7%
	$102,554	100.0%	$128,269	100.0%	$288,093	100.0%	$375,074	100.0%

Blue Dolphin Energy Company	September 30, 2023 │Page 24

Notes to Consolidated Financial Statements

Interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$101	$108	$304	$324
Tied to Second Term Loan Due 2034	42	45	126	135
Tied to Blue Dolphin Term Loan Due 2051	10	-	30	-
Tied to NPS Term Loan Due 2031	50	-	150	-
LEH
BDPL-LEH Loan Agreement (in forbearance)	167	160	491	480
June LEH Note (debt satisfied)	-	137	-	522
	$370	$450	$1,101	$1,461

Other.  BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended September 30, 2023 and 2022.  Sublease income from LEH totaled $0.03 million for both nine-month periods ended September 30, 2023 and 2022.

The LEH operating fee, related party totaled $0.1 million for the three-month period ended September 30, 2023 compared to approximately $0.3 million for the three-month period ended September 30, 2022. The LEH operating fee, related party totaled approximately $0.4 million for the nine-month period ended September 30, 2023 compared to approximately $0.6 million for the nine-month period ended September 30, 2022.  The decrease in both comparative periods related to lower refinery operating expenses on lower throughput and lower inventory impairment.

Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million and $0.9 million for the three-month period ended September 30, 2023 and nine-month period ended September 30, 2023, respectively.

(4) Revenue and Segment Information

We have two reportable business segments: (i) refinery operations, which derives revenue from refined product sales, and (ii) tolling and terminaling, which derives revenue from storage tank rental fees, ancillary services fees (such as for in-tank blending) and tolling and reservation fees for use of the naphtha stabilizer at the Nixon refinery. ‘Corporate and other’ as presented in the segment information includes BDSC, BDPL, and BDPC.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances

	September 30,	December 31,
	2023	2022
Accounts receivable (including related-party), beginning of period	$1,148	$126
Accounts receivable (including related-party), end of period	2,186	1,148

Unearned revenue, beginning of period	$3,888	$4,388
Unearned revenue, end of period	3,859	3,888

Blue Dolphin Energy Company	September 30, 2023 │Page 25

Notes to Consolidated Financial Statements

Segment Information

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Refinery operations	$101,598	$127,349	$283,505	$372,314
Tolling and terminaling	956	920	4,588	2,760
Total revenue from operations	102,554	128,269	288,093	375,074

Intercompany processing fees(1)
Refinery operations	(930)	(663)	(2,101)	(1,991)
Tolling and terminaling	930	663	2,101	1,991
Total intercompany processing fees	-	-	-	-

Costs of good sold(2)
Refinery operations	(90,985)	(117,655)	(253,317)	(339,849)
Tolling and terminaling	(403)	(580)	(1,216)	(1,772)
Total costs of goods sold	(91,388)	(118,235)	(254,533)	(341,621)

Gross profit
Refinery operations	9,683	9,031	28,087	30,474
Tolling and terminaling	1,483	1,003	5,473	2,979
Total gross profit	11,166	10,034	33,560	33,453

Other operating and general and administrative expenses(3)
Refinery operations	(374)	(426)	(1,193)	(1,021)
Tolling and terminaling	(306)	(132)	(932)	(255)
Corporate and other	(840)	(530)	(1,979)	(1,527)
Total other operating and general and administrative expenses	(1,520)	(1,088)	(4,104)	(2,803)

Depreciation and amortization
Refinery operations	(303)	(305)	(911)	(918)
Tolling and terminaling	(342)	(342)	(1,026)	(1,026)
Corporate and other	(54)	(52)	(157)	(155)
Total depreciation and amortization	(699)	(699)	(2,094)	(2,099)

Interest and other non-operating expenses, net
Refinery operations	(847)	(972)	(2,456)	(2,392)
Tolling and terminaling	(502)	(321)	(1,462)	(1,148)
Corporate and other	(194)	(437)	(574)	(1,450)
Total interest and other non-operating expenses, net	(1,543)	(1,730)	(4,492)	(4,990)

Income (loss) before income taxes
Refinery operations	8,159	7,328	23,527	26,143
Tolling and terminaling	333	208	2,053	550
Corporate and other	(1,088)	(1,019)	(2,710)	(3,132)
Total income before income taxes	7,404	6,517	22,870	23,561

Income tax expense	(339)	(68)	(612)	(224)

Net income	$7,065	$6,449	$22,258	$23,337

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Cost of goods sold within tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance).
(3)	General and administrative expenses within refinery operations includes the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company	September 30, 2023 │Page 26

Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$-	$56	$102	$102
Tolling and terminaling	-	-	-	-
Corporate and other	-	-	-	-
Total capital expenditures	$-	$56	$102	$102

	September 30,	December 31,
	2023	2022
	(in thousands)
Identifiable assets
Refinery operations	$84,218	$64,359
Tolling and terminaling	16,568	17,836
Corporate and other	1,257	1,709
Total identifiable assets	$102,043	$83,904

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At September 30, 2023 and December 31, 2022, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $11.7 million and $0.9 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We currently operate under a crude supply agreement with Tartan. Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Crude Supply Agreement and terminal services agreement. The effective date of the termination is December 31, 2023.  Management has continued to develop crude supplier relationships over the past year.  As a result, management believes that available alternative suppliers will be able to provide us with adequate amounts of crude oil and condensate following agreement termination and for the foreseeable future.

Under the volume-based Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the nine months ended September 30, 2023 and 2022, volume delivered under the Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 66.8% and 50.3%, respectively. During the three and nine months ended September 30, 2023, substantially all our crude was sourced from Tartan.  During the three and nine months ended September 30, 2022, all our crude oil was sourced from Tartan. At September 30, 2023, accounts payable for crude oil and condensate was $0.

See “Note (16)” to our consolidated financial statements for additional information regarding the Crude Supply Agreement and terminal services agreement.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility. If we are required to obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.

Blue Dolphin Energy Company	September 30, 2023 │Page 27

Notes to Consolidated Financial Statements

Customers

Significant Customers. We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2023	3	73.5%	$2.1 million
September 30, 2022	2	64.4%	$0

Nine Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2023	3	72.6%	$2.1 million
September 30, 2022	2	60.9%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The jet fuel, which is stored at the Nixon Facility, is lifted by the Affiliate as needed.  For the three months ended September 30, 2023 and 2022, the Affiliate accounted for 32.2% and 37.6% of total revenue from operations, respectively. For the nine months ended September 30, 2023 and 2022, the Affiliate accounted for 32.6% and 35.8% of total revenue from operations, respectively.  Accounts receivable by the Affiliate represented $2.0 million at September 30, 2023.

Customer Concentration.  Our customer base consists of refined petroleum product wholesalers.  Economic changes similarly affect our customers positively or negatively, which impacts our overall exposure to credit risk. Economic changes include uncertainties related to commodity price volatility, recession and inflation, and armed conflicts in the Middle East and Europe and associated sanctions on Russian crude products.  Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales

We sell our products primarily in the U.S. within PADD 3.  Occasionally we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.  Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$37	0.0%	$-	0.0%	$149	0.1%	$-	0.0%
Naphtha	27,659	27.2%	25,571	20.1%	57,562	20.3%	80,707	21.7%
Jet fuel	33,060	32.5%	48,264	37.9%	93,824	33.1%	134,119	36.0%
HOBM	16,047	15.8%	19,143	15.0%	59,732	21.1%	63,045	16.9%
AGO	24,795	24.5%	34,371	27.0%	72,238	25.4%	94,443	25.4%
	$101,598	100.0%	$127,349	100.0%	$283,505	100.0%	$372,314	100.0%

An Affiliate, LEH, purchases all our jet fuel.  See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Prepaid insurance	$1,381	$1,066
Prepaid crude oil and condensate	1,288	2,183
Other prepaids	165	163
Prepaid easement renewal fees	37	54
	$2,871	$3,466

Blue Dolphin Energy Company	September 30, 2023 │Page 28

Notes to Consolidated Financial Statements

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
HOBM	$13,941	$14,879
Jet	8,555	-
Naphtha	3,538	1,056
Crude oil and condensate	987	3,458
AGO	162	301
Chemicals	136	116
Propane	37	27
LPG mix	3	7
	$27,359	$19,844

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Refinery and facilities	$72,675	$72,675
Land	566	566
Other property and equipment	913	913
	74,154	74,154

Less: Accumulated depreciation and amortiation	(22,323)	(20,387)
	51,831	53,767

CIP	3,770	3,669
	$55,601	$57,436

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Unearned revenue from contracts with customers	$3,859	$3,888
Insurance	777	568
Unearned contract renewal income	480	480
Accrued fines and penalties	522	407
Taxes payable	279	64
Other payable	200	324
Board of director fees payable	188	210
Customer deposits	163	173
	$6,468	$6,114

Blue Dolphin Energy Company	September 30, 2023 │Page 29

Notes to Consolidated Financial Statements

(10) Third-Party Long-Term Debt

Loan Agreements

Loan Description	Parties	Principal (in millions)	Origination / Maturity	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in forbearance) (1)	LE Veritex	$25.0	Jun 2015 / Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in forbearance) (1)	LRM Veritex	$10.0	Dec 2015 / Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt(in forbearance)(2)(3)(4)	LE Kissick	$11.7	Jun 2006 / Jan 2018	$0.5 million	6.25%	Working capital
GNCU Loan
NPS Term Loan Due 2031(in default) (5)	NPS GNCU	$10.0	Oct 2021 / Oct 2031	$0.1 million	5.75%	Working capital
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(6)	Blue Dolphin SBA	$2.0	May 2021 / Jun 2051	$0.01 million	3.75%	Working capital
LE Term Loan Due 2050(7)	LE SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(7)	NPS SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(8)	LE Texas First	$0.07	Oct 2020 / Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1)	At both September 30, 2023 and December 31, 2022, restricted cash, noncurrent, representing amounts held by Veritex in a payment reserve account, was $1.0 million.
(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
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
(6)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

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

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$20,074	$20,801
LRM Term Loan Due 2034 (in forbearance)	8,351	8,671
Kissick Debt (in forbearance)	8,521	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
SBA EIDLs
BDEC Term Loan Due 2051	2,137	2,082
LE Term Loan Due 2050	161	162
NPS Term Loan Due 2050	161	162
Equipment Loan Due 2025	33	38
	49,413	52,897

Less: Current portion of long-term debt, net	(38,369)	(42,155)
Less: Unamortized debt issue costs	(1,997)	(2,149)
Less: Accrued interest payable	(3,836)	(6,271)
	$5,211	$2,322

Blue Dolphin Energy Company	September 30, 2023 │Page 30

Notes to Consolidated Financial Statements

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$1,674	$1,674
LRM Term Loan Due 2034 (in forbearance)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,175)	(1,023)
	$1,997	$2,149

Amortization expense was $0.05 million for both three-month periods ended September 30, 2023 and 2022.  Amortization expense was $0.1 million for both nine-month periods ended September 30, 2023 and 2022.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in forbearance)	$3,544	$6,028
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	49	53
LRM Term Loan Due 2034 (in forbearance)	67	66
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA EIDLs
BDEC Term Loan Due 2051	137	82
LE Term Loan Due 2050	11	12
NPS Term Loan Due 2053	11	12
Equipment Loan Due 2025	-	1
	3,836	6,271
Less: Accrued interest payable	(3,836)	(6,271)
Long-term Interest Payable, Net of Current Portion	$-	$-

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2023 and December 31, 2022.  Although the debt associated with the Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, the Kissick Debt was reclassified to long-term debt, net of current portion at September 30, 2023 as a result of the Kissick Forbearance Agreement.

Forbearance and Defaults

Veritex First Amended Forbearance Agreement. Pursuant to the Veritex First Amended Forbearance Agreement, Veritex agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for an extended period beginning September 30, 2023 and terminating on December 29, 2023.  During the extended forbearance period, Veritex also agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants. See “Note (16)” to our consolidated financial statements for additional information regarding the Veritex First Amended Forbearance Agreement.

Under the Veritex Forbearance Agreement, which expired on September 30, 2023, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement was superseded by the Veritex First Amended Forbearance Agreement.

Kissick Forbearance Agreement.  Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

Blue Dolphin Energy Company	September 30, 2023 │Page 31

Notes to Consolidated Financial Statements

Other Defaults. As of September 30, 2023 and the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, and/or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating. See “Notes (1) and (3)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	• USDA • Jonathan Carroll(1) · Affiliate cross-guarantees

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

Blue Dolphin Energy Company	September 30, 2023 │Page 32

Notes to Consolidated Financial Statements

Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency on November 8, 2023. Separately, management is exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE).  As a result of updated decommissioning bids, our ARO estimate increased by $0.3 million at September 30, 2023.

Based on updated estimates for pipeline decommissioning, platform removal, and associated costs, as well as resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the third quarter of 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or of BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, BDPL maintained $4.1 million and $3.7 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

ARO liability as of the dates indicated was as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)

AROs, at the beginning of the period	$3,710	$3,461
Changes in estimates of existing obligations	323	114
Liabilities settled nine months ended September 30, 2023	(18)	-
Accretion expense nine months ended September 30, 2023	59	135

Less: AROs, current portion	(4,074)	(3,710)
Long-term AROs, at the end of the period	$-	$-

See “Note (15)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

(12) Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In May 2023, BDSC signed a 12-month extension to its existing operating lease. The extended term commenced on September 1, 2023 and expires on August 31, 2024. Under the amended agreement, the annual rent was reduced from $31.00 per square foot to $30.00 per square foot, resulting in a monthly base rental amount of $0.02 million.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended September 30, 2023 and 2022.  Sublease income from LEH totaled $0.03 million for both nine-month periods ended September 30, 2023 and 2022.  See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million and $0.9 million for the three-month period ended September 30, 2023 and nine-month period ended September 30, 2023, respectively.  Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the LE Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company	September 30, 2023 │Page 33

Notes to Consolidated Financial Statements

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		September 30,	December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$1,003	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(788)	(638)

Total lease assets		215	149

Liabilities
Current
Operating lease	Current portion of lease liabilities	199	156

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$199	$156

Weighted average remaining lease term in years
Operating lease(1)	0.92
Weighted average discount rate
Operating lease	8.25%

(1)	Pursuant to a May 2023 amendment, the operating lease term was extended by twelve (12) months.

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)

Operating lease costs	$55	$51	$158	$154
Short-term lease expense, related party	300	-	700	-
Total lease cost	$355	$51	$858	$154

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows for operating lease	$57	$50	$172	$151

As of September 30, 2023, maturities of lease liabilities for the periods indicated were as follows:

September 30,	Operating Lease
(in thousands)

2024	$199
$199

Future minimum annual lease commitments that are non-cancelable:

Operating
September 30,	Lease
(in thousands)
2024	$211
$211

Blue Dolphin Energy Company	September 30, 2023 │Page 34

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

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Current
Federal	$(262)	$-	$(382)	$-
State	(77)	(68)	(230)	(224)
Deferred
Federal	(1,277)	(1,257)	(4,373)	(5,152)
Change in valuation allowance	1,277	1,257	4,373	5,152

Total provision for income taxes	$(339)	$(68)	$(612)	$(224)

GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$7,526	$11,088
Business interest expense	2,793	3,524
Start-up costs (crude oil and condensate processing facility)	275	339
ARO liability/deferred revenue	856	779
Other	62	43
Total deferred tax assets	11,512	15,773

Deferred tax liabilities:
Basis differences in property and equipment	(8,328)	(8,216)
Total deferred tax liabilities	(8,328)	(8,216)
	3,184	7,557

Valuation allowance	(3,184)	(7,557)

Deferred tax assets, net	$-	$-

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

Blue Dolphin Energy Company	September 30, 2023 │Page 35

Notes to Consolidated Financial Statements

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

NOL Carryforwards Available for Use. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre- Ownership Change	Post- Ownership Change	Total
	(in thousands)

Balance at December 31, 2021	$7,897	$65,511	$73,408

Net operating losses used and expired	(6,127)	(22,384)	(28,511)

Balance at December 31, 2022	$1,770	$43,127	$44,897

Net operating losses used and expired	(638)	(15,560)	(16,198)

Balance at September 30, 2023	$1,132	$27,567	$28,699

Valuation Allowance. As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. At September 30, 2023 and December 31, 2022, management determined that realization of the deferred tax assets from NOLs is unlikely based on negative evidence of three-year cumulative net losses. Cumulative net losses represent significant negative objective evidence, limiting the ability to consider other subjective evidence, such as projections for future growth. Based on management’s evaluation, we recorded a valuation allowance against the deferred tax assets as of September 30, 2023 and December 31, 2022.

We have NOL carryforwards that remain available for future use. At September 30, 2023 and December 31, 2022, there were no uncertain tax positions for which a reserve or liability was necessary.

(14) Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net income (loss)	$7,065	$6,449	$22,258	$23,337

Earnings per share
Basic and diluted income (loss) per share	$0.47	$0.43	$1.49	$1.69
Basic and diluted shares used in computing earnings per share	14,921,968	14,825,763	14,921,968	13,797,701

Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding plus dilutive instruments.  Diluted EPS for the three and nine months ended September 30, 2023 and 2022 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 36

Notes to Consolidated Financial Statements

(15) Commitments and Contingencies

Second Amended and Restated Operating Agreement

See “Note (3)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the Second Amended and Restated Operating Agreement.

Offshore Pipelines and Platform Requirements

BDPL has pipelines and platform assets that are subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations.  Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Abandonment.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency on November 8, 2023. Separately, management is exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE). As a result of updated decommissioning bids, our ARO estimate increased by $0.3 million at September 30, 2023.

Based on updated estimates for pipeline decommissioning, platform removal, and associated costs, as well as resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the third quarter of 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or of BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL will be able to complete anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.  At September 30, 2023 and December 31, 2022, BDPL maintained $4.1 million and $3.7 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

Due to BDPL’s failure to comply with BSEE requirements, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

Inspections.  In March 2023, BSEE issued BDPL an INC for failing to perform required 2021 and 2022 structural surveys for the GA-288C platform, and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, on October 24, 2023 BSEE proposed an administrative civil penalty of approximately $0.2 million.  The proposed administrative civil penalty will be finalized 30 days following the date of notice.  We recorded a liability for the maximum proposed amount of approximately $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2023. See “Note (16)” to our consolidated financial statements for additional information regarding the BSEE civil penalty.

Defaults Under Secured Loan Agreements with Third Parties and Related Parties

See “Notes (1), (3), (10), and (16)” to our consolidated financial statements for additional disclosures related to defaults under our secured and unsecured debt agreements.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 37

Notes to Consolidated Financial Statements

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

On March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023.  As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in April 2023. On June 16, 2023, following expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. On August 28, 2023 the parties filed a joint motion to stay this case. The parties anticipate attending mediation in December 2023 to settle all outstanding disputes. If, upon conclusion of the mediation there is no resolution, then either party may individually or jointly move for the court to lift the stay and enter a new scheduling order and trial setting.

BOEM Supplemental Pipeline Bonds. To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

BDPL historically maintained $0.9 million in pipeline bonds with BOEM for the decommissioning of its trunk pipeline offshore in federal waters.  Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to the abandonment of BDPL’s offshore pipelines and platform may help in future discussions with BOEM related to the INCs. Abandonment of these assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

We are currently unable to predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.  At both September 30, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. However, as noted below, we may need to secure a new bonding relationship. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

Blue Dolphin Energy Company	September 30, 2023 │Page 38

Notes to Consolidated Financial Statements

RLI Surety Bonds.   For more than twenty (20) years, Blue Dolphin has maintained several surety bonds through RLI Insurance Company (“RLI”) as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June and July 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management is hopeful that Blue Dolphin and RLI will reach an interim agreement to maintain the bonds as currently placed given BDPL’s near term plan to decommission the offshore assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all supplemental pipeline bonds required by BOEM, which would reduce the amount of surety bonds held by RLI from $1.25 million to $0.25 million.

TCEQ Proposed Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believes the penalty matter is resolved, LRM expects to continue working with TCEQ to fully remediate certain open items. At September 30, 2023, we adjusted our recorded liability downward slightly to reflect the final penalty amount, as we had previously recorded the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities.

Pilot Dispute Related to Set-Off Payments.  In October 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit.  However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in set-off payments between Pilot and NPS. As of the filing date of this report, the amount remained in dispute between the parties. However, this matter is one of the topics to be addressed during the December 2023 mediation with Pilot.

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

(16) Subsequent Events

Veritex First Amended Forbearance Agreement

On October 30, 2023, but effective September 30, 2023 (the “Amendment Effective Date”), LE, LRM, Veritex, and guarantors (as defined therein), entered into the First Amended Forbearance Agreement). Under the First Amended Forbearance Agreement, Veritex agreed to forbear from exercising any of its remedies under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 in connection with existing defaults beginning on the Amendment Effective Date through and including December 29, 2023 (the “Forbearance Termination Date”). Unless sooner terminated as stipulated under the First Amended Forbearance Agreement, Veritex also agreed to forbear from testing the Borrowers’ compliance with financial covenants and taking any action to exercise its rights and/or remedies with respect to LE or LRM’s compliance or non-compliance with financial covenants from the Amendment Effective Date through the Forbearance Termination Date.

Termination of Crude Supply Agreement and Terminal Services Agreement

As previously disclosed, LE entered into a Crude Supply Agreement with Pilot dated May 7, 2019, as amended on November 11, 2019.  The Crude Supply Agreement was assigned by Pilot to Tatan pursuant to an Assignment of Contract dated March 20, 2020. Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a Terminal Services Agreement with NPS dated June 1, 2019. Pursuant to a letter dated October 31, 2023, and received by LE and NPS on November 2, 2023, Tartan provided the required 60 days’ notice of its intention to terminate the Crude Supply Agreement and Terminal Services Agreement effective December 31, 2023. There were no penalties associated with the termination. We will recognize a non-cash gain related to the remaining portion of the contract renewal bonus in the fourth quarter of 2023.

BSEE Civil Penalty

On October 24, 2023, BSEE proposed an administrative civil penalty of approximately $0.2 million related to BDPL’s failure to timely remediate an INC related to a required platform inspection. The proposed administrative civil penalty will be finalized 30 days following the date of notice.  We recorded a liability for the maximum proposed amount of approximately $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2023.

Blue Dolphin Energy Company	September 30, 2023 │Page 39

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

Going Concern

In accordance with GAAP accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. Management determined that certain factors may present substantial doubt about our ability to continue as a going concern. These factors include significant current debt, which impacts our ability to meet debt covenants, and historical working capital deficits. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern depends on sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on long-term debt. If we are unable to process crude oil and condensate into sellable refined products or make required debt payments, we may consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, filing bankruptcy, or ceasing operating.

Our significant current debt is the result of certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2023 and December 31, 2022. Excluding accrued interest, we had current debt of $38.4 million and $47.4 million as of September 30, 2023 and December 31, 2022, respectively. Our significant current debt at September 30, 2023 consisted of bank debt to Veritex and GNCU and investor debt to John Kissick.

Business Operations Update

During the third quarter of 2023, oil and gas commodity prices rebounded compared to the second quarter of 2023. Higher refining margins and a sell off of previously built-up inventory with a lower cost basis contributed to Blue Dolphin reporting net income of $7.1 million, or $0.47 per share, for the three months ended September 30, 2023 (“Q3 2023”) on lower refinery throughput, production, and sales volumes compared to the same period a year earlier. We reported net income of $6.4 million, or $0.43 per share, for the three months ended September 30, 2022 (“Q3 2022”). Our full operating results for the three and nine months ended September 30, 2023, including operating results by segment, can be found within ‘—Results of Operations.’

We had cash flow from operations of $11.2 million for the three months ended September 30, 2023 (“Q3 2023”). At September 30, 2023, we had approximately $11.5 million in liquidity. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘—Liquidity and Capital Resources.’

Blue Dolphin Energy Company	September 30, 2023 │Page 40

Management’s Discussion and Analysis

General Trends and Outlook

Many uncertainties remain surrounding the capital, credit, and commodity markets, which could impact our ability to obtain additional financing to refinance and restructure debt. In addition, uncertainty related to global supply and demand for petroleum-based products due to potential recession and inflation driven demand destruction and any potential resolution of the Russian-Ukrainian and Israeli-Hamas armed conflicts could adversely impact our refining margins and refined product sales. It is difficult to predict the ultimate economic impacts that these factors may have on our operations and financial results.  For example, significantly weaker refining margins impacted our results of operations during the second quarter of 2023; however, results of operations improved significantly during the third quarter of 2023.

Liquidity and Access to Capital Markets

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement, LEH Forbearance Agreement, and Kissick Forbearance Agreement. During 2022, we secured $1.5 million in working capital through CARES Act loans and entered into our first forbearance with Veritex.

There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions, such as those experienced during the height of the COVID-19 pandemic, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

Changes in Regulations

Our operations and the operations of our customers have been, and will continue to be, affected by political developments and federal, state, tribal, local, and other laws and regulations that are increasing in number and becoming more stringent and complex. These laws and regulations include, among other things, permitting requirements, environmental protection measures such as limitations on methane and other greenhouse gas emissions, and renewable fuels standards. The number and scope of the regulations with which we and our customers must comply has a meaningful impact on our and their businesses, and new or revised regulations, reinterpretations of existing regulations, and permitting delays or denials could adversely affect the profitability of our assets.

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

Optimize Existing Asset Base

Although downtime at the Nixon facility increased by 1 day for Q3 2023 compared to the three months ended September 30, 2022 (“Q3 2022”), the facility underwent a planned three-day turnaround for maintenance of several large components. On a year-to-date basis, the Nixon facility improved uptime by 4 days, experiencing 11 days of downtime for the nine months ended September 2023 (“YTD 2023”) compared to 15 days of downtime for the nine months ended September 30, 2022 (“YTD 2022”). Downtime in YTD 2023 related to maintenance and repairs (8 days) and a planned turnaround (3 days); downtime in YTD 2022 related to maintenance and repairs (11 days) and crude deficiencies associated with cash constraints (4 days). Throughout 2023 we have continued to focus on improvements in day-to-day plant operations and identifying safety and mechanical process improvements to optimize plant operations, particularly considering elevated Texas temperatures.

Improve Operational Efficiencies

Tolling and terminaling revenue increased nearly 4% in Q3 2023 compared to Q3 2022 because of higher ancillary services fees and increased tank rental revenue.  Tolling and terminaling revenue increased $1.8 million in YTD 2023 compared to YTD 2022 primarily as a result of April and June payments under the Pilot Forbearance Amendment.

Blue Dolphin Energy Company	September 30, 2023 │Page 41

Management’s Discussion and Analysis

Seize Market Opportunities

In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth. Rising demand for renewable energy is attributable to a variety of factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change. During Q3 2023, management continued to have discussions with potential commercial partners. Management expects to continue with these efforts throughout 2023. As discussed throughout this report, our ‘going concern’ opinion may impact our renewable energy endeavors. Furthermore, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development and/or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

Successful execution of our business strategy depends on multiple factors.  These factors include (i) having adequate working capital to meet operational needs and regulatory requirements, (ii) maintaining safe and reliable operations at the Nixon facility, (iii) meeting contractual obligations, (iv) having favorable margins on refined products, and (v) collaborating with new partners to develop and finance clean energy projects.  Our business strategy involves risks.  Accordingly, we cannot assure investors that our plans will be successful.  If we are unsuccessful, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs, or otherwise reducing our cash requirements, negotiating with our creditors to restructure our applicable obligations, filing bankruptcy, or ceasing operating. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Downstream Operations

Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility • Crude distillation tower (15,000 bpd) • Petroleum storage tanks (operations support) • Loading and unloading facilities • Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We currently operate under a crude supply agreement with Tartan. Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Crude Supply Agreement and terminal services agreement. The effective date of the termination is December 31, 2023.  Management has continued to develop crude supplier relationships over the past year.  As a result, management believes that available alternative suppliers will be able to provide us with adequate amounts of crude oil and condensate following agreement termination and for the foreseeable future.

Under the volume-based Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the nine months ended September 30, 2023 and 2022, volume delivered under the Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 66.8% and 50.3%, respectively. During the three and nine months ended September 30, 2023, substantially all our crude was sourced from Tartan.  During the three and nine months ended September 30, 2022, all our crude oil was sourced from Tartan. At September 30, 2023, accounts payable for crude oil and condensate was $0.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility.  If we are required to obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced.  Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.

Products and Markets

Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3.  We sell our products primarily in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.

Blue Dolphin Energy Company	September 30, 2023 │Page 42

Management’s Discussion and Analysis

The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO.  An Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The product sales agreement with the Affiliate has a one-year term expiring the earliest to occur of March 31, 2024 plus 30-day carryover or delivery of the maximum quantity of jet fuel.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 43

Management’s Discussion and Analysis

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and nine months ended September 30, 2023 and 2022.  See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2023 │Page 44

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

The general outlook for the oil and natural gas industry for the remainder of 2023 remains unclear given general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, uncertainty in the Middle East related to, among other things, Israeli-Hamas armed conflicts, and the continued conflict between Russia and Ukraine. We can provide no assurances that refining margins and demand will remain at current levels.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 45

Management’s Discussion and Analysis

Consolidated Results

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Q3 2023 Versus Q3 2022

Overview.  Net income for Q3 2023 totaled $7.1 million, or $0.47 per share, compared to net income of $6.4 million, or $0.43 per share, in Q3 2022. The $0.7 million, or $0.04 per share, increase in net income between the periods was the result of higher refining margins and a sell off of previously built-up inventory with a lower cost basis.

Total Revenue from Operations.  Total revenue from operations decreased 20% to $101.6 million for Q3 2023 from $127.3 million for Q3 2022. A nearly 6% decrease in sales volume contributed to the decrease in refinery operations revenue in Q3 2023. Tolling and terminaling operations revenue increased nearly 4% between the periods from increased tank rental revenue.

Total Cost of Goods Sold.  Total cost of goods sold decreased $26.8 million, or 23%, to $91.4 million for Q3 2023 from $118.2 million for Q3 2022.  The decrease was related to a combination of lower inventory values from a prior period and lower refinery throughput.

Total Gross Profit.  Gross profit totaled $11.2 million for Q3 2023 compared to gross profit of $10.0 million for Q3 2022. The 11% increase in gross profit between the periods was the result of higher refining margins in Q3 2023.

Total General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 97%, from $0.6 million in Q3 2022 to $1.1 million in Q3 2023. The increase was primarily related to an increase in professional service fees, including legal expenses related to the Pilot dispute and environmental service fees.

Total Depreciation and Amortization. Depreciation and amortization expenses remained flat at $0.7 million for both Q3 2023 and Q3 2022.

Total Other Income (Expense).  Total other expense in Q3 2023 totaled $1.5 million compared to total other expense of $1.7 million in Q3 2022, representing a decrease of $0.2 million, or approximately 11%. The decrease was due to lower related party interest expenses in Q3 2023 compared to Q3 2022.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

YTD 2023 Versus YTD 2022

Overview.  Net income for YTD 2023 totaled $22.3 million, or $1.49 per share, compared to net income of $23.3 million, or $1.69 per share, in YTD 2022. The 1.0 million, or $0.20 per share, decrease in net income between the periods was the result of weaker refining margins and lower refinery throughput, production, and sales volumes for YTD 2023.

Total Revenue from Operations.  Total revenue from operations decreased 24% to $283.5 million for YTD 2023 from $372.3 million for YTD 2022. Lower commodity prices and a buildup of inventory in the second quarter and lower sales volumes for YTD 2023 contributed to the decrease in refinery operations revenue in YTD 2023. Tolling and terminaling operations revenue increased 66% between the periods, increasing from $2.8 million in YTD 2022 to $4.6 million in YTD 2023. Tolling and terminaling revenue increased as a result of Pilot payments in January under the Pilot Forbearance and Accommodation Agreement and in April and June under the Pilot Forbearance Amendment.

Total Cost of Goods Sold.  Total cost of goods sold decreased 25% to $254.5 million for YTD 2023 from $341.6 million for YTD 2022.  The decrease related to lower crude acquisition costs associated with lower refinery throughput and inventory impairment expense.

Total Gross Profit.  Gross profit totaled $33.6 million for YTD 2023 compared to gross profit of $33.5 million for YTD 2022. Increased tolling and terminaling revenue helped offset the decrease in refining profit in YTD 2023 compared to the same period a year earlier.

Total General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 76%, from $1.8 million in YTD 2022 to $3.2 million in YTD 2023. The increase was primarily related to higher insurance renewal premiums and legal fees associated with the Pilot dispute.

Total Depreciation and Amortization. Depreciation and amortization expenses were flat at $2.1 million for both YTD 2023 and YTD 2022.

Total Other Income (Expense).  Total other expense in YTD 2023 totaled $4.5 million compared to total other expense of $5.0 million in YTD 2022, representing a decrease of $0.5 million, or 10%. The decrease was due to lower related party interest expense in YTD 2023 compared to YTD 2022.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

Blue Dolphin Energy Company	September 30, 2023 │Page 46

Management’s Discussion and Analysis

Downstream Operations

Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Refinery operations revenue	$101,598	$127,349	$283,505	$372,314
Less: intercompany processing fees(1)	(930)	(663)	(2,101)	(1,991)
Less: cost of goods sold	(90,985)	(117,655)	(253,317)	(339,849)
Refinery operations gross profit	$9,683	$9,031	$28,087	$30,474

Sales (bbls)	1,081	1,149	3,005	3,182

Refining gross profit per bbl	$8.96	$7.86	$9.35	$9.58

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q3 2023 Versus Q3 2022

Refinery Downtime. Refinery downtime increased from 3 days in Q3 2022 to 4 days in Q3 2023. Although downtime increased by 1 day for Q3 2023 compared to Q3 2022, the facility underwent a planned three-day turnaround for maintenance of several large components. Refinery downtime in Q3 2022 related to crude deficiencies associated with cash constraints.

Refinery Operations Gross Profit.  Refining gross profit totaled $9.7 million for Q3 2023 compared to gross profit of $9.0 million in Q3 2022, representing an increase of $0.7 million. The increase in Q3 2023 was related to higher refining margins and a sell off of previously built-up inventory with a lower cost basis compared to the same period a year earlier.

Refining Gross Profit per Bbl. On a per bbl basis, refining gross profit was $8.96 for Q3 2023 compared to gross profit of $7.86 for Q3 2022, representing an increase of $1.10 per bbl. The increase related to higher refining margins compared to the same period a year earlier.

YTD 2023 Versus YTD 2022

Refinery Downtime. Refinery downtime decreased 4 days, from 15 days in YTD 2022 to 11 days in YTD 2023.  Downtime in YTD 2023 related to maintenance and repairs (8 days) and a planned turnaround (3 days); downtime in YTD 2022 related to maintenance and repairs (11 days) and crude deficiencies associated with cash constraints (4 days).

Refinery Operations Gross Profit.  Refining gross profit was $28.1 million for YTD 2023 compared to gross profit of $30.5 million in YTD 2022, representing a decrease of $2.4 million. Lower commodity prices and lower sales volumes for YTD 2023 contributed to the decrease in refinery operations revenue in YTD 2023.

Refining Gross Profit per Bbl. On a per bbl basis, refining gross profit was $9.35 for YTD 2023 compared to refining gross profit of $9.58 for YTD 2022, representing a decrease of $0.23 per bbl. The decrease related to less favorable refining margins in YTD 2023 compared to the same period a year earlier.

Remainer of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2023 │Page 47

Management’s Discussion and Analysis

Midstream Operations

Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as for in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Tolling and terminaling revenue	$956	$920	$4,588	$2,760
Intercompany processing fees(1)	930	663	2,101	1,991
Less: cost of goods sold	(403)	(580)	(1,216)	(1,772)
Tolling and terminaling gross profit	$1,483	$1,003	$5,473	$2,979

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q3 2023 Versus Q3 2022

Tolling and Terminaling Revenue. Tolling and terminaling revenue, which consists of storage tank rental and ancillary services fees, increased nearly 4% in Q3 2023 compared to Q3 2022, resulting from increased ancillary service fees and tank rental revenue.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit increased approximately $0.5 million from approximately $1.0 million in Q3 2022 to $1.5 million in Q3 2023. The increase was primarily related to higher intercompany processing fees.

YTD 2023 Versus YTD 2022

Tolling and Terminaling Revenue. Tolling and terminaling revenue increased 66% from $2.8 million in YTD 2022 to $4.6 million in YTD 2023. The $1.8 million increase was as a result of Pilot payments in January under the Pilot Forbearance and Accommodation Agreement and in April and June under the Pilot Forbearance Amendment.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit increased approximately $2.5 million from approximately $3.0 million in YTD 2022 to $5.5 million in YTD 2023. The increase primarily related to the aforementioned Pilot payments.

Reconciliation

Gross Profit (Deficit) by Segment

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Revenue	$101,598	$127,349	$956	$920	$-	$-	$102,554	$128,269
Intercompany processing fees	(930)	(663)	930	663	-	-	-	-
Cost of goods sold	(90,985)	(117,655)	(403)	(580)	-	-	(91,388)	(118,235)
Gross profit	9,683	9,031	1,483	1,003	-	-	11,166	10,034
Other operating and general and administrative expenses(1)	(374)	(426)	(306)	(132)	(840)	(530)	(1,520)	(1,088)
Depreciation and amortization	(303)	(305)	(342)	(342)	(54)	(52)	(699)	(699)
Interest and other non-operating expenses, net	(847)	(972)	(502)	(321)	(194)	(437)	(1,543)	(1,730)
Income (loss) before income taxes	8,159	7,328	333	208	(1,088)	(1,019)	7,404	6,517
Income tax expense	-	-	-	-	(339)	(68)	(339)	(68)
Net income (loss)	$8,159	$7,328	$333	$208	$(1,427)	$(1,087)	$7,065	$6,449

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Revenue	$283,505	$372,314	$4,588	$2,760	$-	$-	$288,093	$375,074
Intercompany processing fees	(2,101)	(1,991)	2,101	1,991	-	-	-	-
Cost of goods sold	(253,317)	(339,849)	(1,216)	(1,772)	-	-	(254,533)	(341,621)
Gross profit	28,087	30,474	5,473	2,979	-	-	33,560	33,453
Other operating and general and administrative expenses(1)	(1,193)	(1,021)	(932)	(255)	(1,979)	(1,527)	(4,104)	(2,803)
Depreciation and amortization	(911)	(918)	(1,026)	(1,026)	(157)	(155)	(2,094)	(2,099)
Interest and other non-operating expenses, net	(2,456)	(2,392)	(1,462)	(1,148)	(574)	(1,450)	(4,492)	(4,990)
Income (loss) before income taxes	23,527	26,143	2,053	550	(2,710)	(3,132)	22,870	23,561
Income tax expense	-	-	-	-	(612)	(224)	(612)	(224)
Net income (loss)	$23,527	$26,143	$2,053	$550	$(3,322)	$(3,356)	$22,258	$23,337

(1)	General and administrative expenses within refinery operations include the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company	September 30, 2023 │Page 48

Management’s Discussion and Analysis

Capital Resources and Liquidity

We had $10.3 million and $45.2 million in working capital deficits at September 30, 2023 and December 31, 2022, respectively, representing a $34.9 million improvement.  Excluding the current portion of long-term debt, we had $28.0 million and $2.1 million in working capital at September 30, 2023 and December 31, 2022, respectively, representing an improvement of $25.9 million. The significant improvement in working capital over the previous nine months was due to decreases in the current portion of long-term debt, accounts payable, and accrued interest payable.  The improvement was also due to a significant increase in cash from operations and inventory.

Cash and cash equivalents totaled $11.5 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively, representing an increase of $11.0 million.  Restricted cash, noncurrent totaled $1.0 million at both September 30, 2023 and December 31, 2022 and related to a Veritex payment reserve account. Accounts receivable, related party, which was associated with the sale of jet fuel to LEH, totaled $2.0 million and $0 at September 30, 2023 and December 31, 2022, respectively.

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

We continue to actively explore additional financing to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement, LEH Forbearance Agreement, and Kissick Forbearance Agreement. During 2022, we secured $1.5 million in working capital through CARES Act loans and entered into our first forbearance with Veritex. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Similarly, capital, credit, and commodity markets, as well as armed conflicts in the Middle East and Europe continue to evolve, and the extent to which these factors may impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of confidence.  In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

Sources and Use of Cash

Components of Cash Flows

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$11,214	$5,774	$13,312	$10,647
Investing activities	-	(56)	(102)	(102)
Financing activities	(305)	572	(2,260)	(4,308)
Increase in Cash and Cash Equivalents	$10,909	$6,290	$10,950	$6,237

Cash Flow from Operations.  We had cash flow from operations of $11.2 million for Q3 2023 compared to cash flow from operations of $5.8 million for Q3 2022. The $5.4 million increase in cash flow from operations between the periods was due to higher refining margins and a sell off of previously built-up inventory with a lower cost basis in Q3 2023.  We had cash flow from operations of $13.3 million for YTD 2023 compared to cash flow from operations of $10.6 million for YTD 2022. The $2.7 million increase in cash flow from operations between the periods was primarily the result of stronger refining margins.

Capital Expenditures. Capital expenditures totaled $0 and $0.06 million for Q3 2023 and Q3 2022, respectively. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, uncertainty in the Middle East, and the Russian-Ukrainian and Israeli-Hamas armed, we anticipate continuing to limit capital expenditures over the next twelve months. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

Blue Dolphin Energy Company	September 30, 2023 │Page 49

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

Debt and Lease Obligations

Debt Agreements.

Related-Party Agreements Summary.  Blue Dolphin was a party to the June LEH Note with LEH at December 31, 2022.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at September 30, 2023 and December 31, 2022.  Summaries of the debt agreements follow:

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

Third-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

Loan Description	Parties	Principal (in millions)	Origination / Maturity	Monthly Principal and Interest Payment	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in forbearance) (1)	LE Veritex	$25.0	Jun 2015 / Jun 2034	$0.2 million	WSJ Prime + 2.75%	Refinance loan; capital improvements
LRM Term Loan Due 2034 (in forbearance) (1)	LRM Veritex	$10.0	Dec 2015 / Dec 2034	$0.1 million	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
Kissick Debt (in forbearance)(2)	LE Kissick	$11.7	Jun 2006 / Jan 2018	$0.5 million	6.25%	Working capital
GNCU Loan (in default)
NPS Term Loan Due 2031(3)	NPS GNCU	$10.0	Oct 2021 / Oct 2031	$0.1 million	5.75%	Working capital
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(4)	Blue Dolphin SBA	$2.0	May 2021 / Jun 2051	$0.01 million	3.75%	Working capital
LE Term Loan Due 2050(5)	LE SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
NPS Term Loan Due 2050(5)	NPS SBA	$0.15	Aug 2020 / Aug 2050	$0.0007 million	3.75%	Working capital
Equipment Loan Due 2025(6)	LE Texas First	$0.07	Oct 2020 / Oct 2025	$0.0013 million	4.50%	Equipment Lease Conversion

(1)	At both September 30, 2023 and December 31, 2022, restricted cash, noncurrent, represented amounts held by Veritex in a $1.0 million payment reserve account.
(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments due monthly through loan maturity. First payment due in November 2024.
(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

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

Blue Dolphin Energy Company	September 30, 2023 │Page 50

Management’s Discussion and Analysis

Guarantees and Security.

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	• USDA • Jonathan Carroll(1) • Affiliate cross-guarantees

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

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended September 30, 2023 and 2022.  Sublease income from LEH totaled $0.03 million for both nine-month periods ended September 30, 2023 and 2022.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement.  Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million and $0.9 million for the three-month period ended September 30, 2023 and nine-month period ended September 30, 2023, respectively.

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2023 │Page 51

Management’s Discussion and Analysis

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal and Accrued Interest.

	September 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$20,074	$20,801
LRM Term Loan Due 2034 (in forbearance)	8,351	8,671
Kissick Debt (in forbearance)	8,521	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
LEH
June LEH Note (debt satisfied)	-	1,211
BDPL-LEH Loan Agreement (in forbearance)	8,309	8,094
SBA EIDLs
BDEC Term Loan Due 2051	2,137	2,082
LE Term Loan Due 2050	161	162
NPS Term Loan Due 2050	161	162
Equipment Loan Due 2025	33	38
	57,722	62,202

Less: Current portion of long-term debt, net	(38,369)	(47,366)
Less: Unamortized debt issue costs	(1,997)	(2,149)
Less: Accrued interest payable	(3,836)	(10,365)
	$13,520	$2,322

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, NPS Term Loan Due 2031, and Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheets at September 30, 2023 and December 31, 2022.  Although the debt associated with the BDPL-LEH Loan Agreement was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, the debt was reclassified to long-term debt, net of current portion at September 30, 2023 as a result of the LEH Forbearance Agreement.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	$1,674	$1,674
LRM Term Loan Due 2034 (in forbearance)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,175)	(1,023)
	$1,997	$2,149

Amortization expense was $0.05 million for both three-month periods ended September 30, 2023 and 2022.  Amortization expense was $0.1 million for both nine-month periods ended September 30, 2023 and 2022.

Blue Dolphin Energy Company	September 30, 2023 │Page 52

Management’s Discussion and Analysis

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in forbearance)	$3,544	$6,028
LEH
BDPL-LEH Loan Agreement (in forbearance)	4,309	4,094
Veritex Loans
LE Term Loan Due 2034 (in forbearance)	49	53
LRM Term Loan Due 2034 (in forbearance)	67	66
SBA EIDLs
BDEC Term Loan Due 2051	137	82
LE Term Loan Due 2050	11	12
NPS Term Loan Due 2053	11	12
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
Equipment Loan Due 2025	-	1
	8,145	10,365
Less: Accrued interest payable	(3,836)	(10,365)
Long-term Interest Payable, Net of Current Portion	$4,309	$-

Forbearance and Defaults.

Veritex Forbearance Agreement. Pursuant to the Veritex First Amended Forbearance Agreement, Veritex agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for an extended period beginning September 30, 2023 and terminating on December 29, 2023.  During the extended forbearance period, Veritex also agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

Under the Veritex Forbearance Agreement, which expired on September 30, 2023, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement was superseded by the Veritex First Amended Forbearance Agreement.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly payments of $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement. Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Other Defaults. As of September 30, 2023 and the filing date of this report, we were also in default under the NPS Term Loan Due 2031 due to covenant violations.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

Blue Dolphin Energy Company	September 30, 2023 │Page 53

Management’s Discussion and Analysis

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, and/or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating.

Proceeds from Debt. Net proceeds from the issuance of debt totaled $0 in both Q3 2023 and Q3 2022.  Net proceeds from the issuance of debt totaled $0 and $1.5 million in YTD 2023 and YTD 2022, respectively. Proceeds in YTD 2022 represented additional principal under the Blue Dolphin Term Loan Due 2051.

Concentration of Customers Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

Three Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2023	3	73.5%	$0.1 million
September 30, 2022	2	64.4%	$0

Nine Months Ended	Number Significant Customers	% Total Revenue from Operations	Portion of Accounts Receivable at September 30,

September 30, 2023	3	72.6%	$0.1 million
September 30, 2022	2	60.9%	$0

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under a Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The jet fuel, which is stored at the Nixon Facility, is lifted by the Affiliate as needed.  For the three months ended September 30, 2023 and 2022, the Affiliate accounted for 32.2% and 37.6% of total revenue from operations, respectively. For the nine months ended September 30, 2023 and 2022, the Affiliate accounted for 32.6% and 35.8% of total revenue from operations, respectively.  Accounts receivable by the Affiliate represented $2.0 million at September 30, 2023.

Regulatory Activities

BOEM Supplemental Pipeline Bonds.  To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

BDPL historically maintained $0.9 million in pipeline bonds with BOEM for the decommissioning of its trunk pipeline offshore in federal waters.  Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to the abandonment of BDPL’s offshore pipelines and platform may help in future discussions with BOEM related to the INCs. Abandonment of these assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Blue Dolphin Energy Company	September 30, 2023 │Page 54

Management’s Discussion and Analysis

We are currently unable to predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.  At both September 30, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. However, as noted below, we may need to secure a new bonding relationship. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

BSEE Offshore Pipelines and Platform Requirements.  BDPL has pipelines and platform assets that are subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations.  Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Abandonment.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency on November 8, 2023. Separately, management is exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE). As a result of updated decommissioning bids, our ARO estimate increased by $0.3 million at September 30, 2023.

Based on updated estimates for pipeline decommissioning, platform removal, and associated costs, as well as resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the third quarter of 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or of BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL will be able to complete anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.  At September 30, 2023 and December 31, 2022, BDPL maintained $4.1 million and $3.7 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

Due to BDPL’s failure to comply with BSEE requirements, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.

Inspections.  In March 2023, BSEE issued BDPL an INC for failing to perform required 2021 and 2022 structural surveys for the GA-288C platform, and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023.   Because BDPL failed to comply with the INC within the allotted timeframe, on October 24, 2023 BSEE proposed an administrative civil penalty of approximately $0.2 million.  The proposed administrative civil penalty will be finalized 30 days following the date of notice.  We recorded a liability for the maximum proposed amount of approximately $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2023.

RLI Surety Bonds. For more than twenty (20) years, Blue Dolphin has maintained several surety bonds through RLI Insurance Company (“RLI”) as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June and July 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management is hopeful that Blue Dolphin and RLI will reach an interim agreement to maintain the bonds as currently placed given BDPL’s near term plan to decommission the offshore assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all supplemental pipeline bonds required by BOEM, which would reduce the amount of surety bonds held by RLI from $1.25 million to $0.25 million.

TCEQ Proposed Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believes the penalty matter is resolved, LRM expects to continue working with TCEQ to fully remediate certain open items. At September 30, 2023, we adjusted our recorded liability downward slightly to reflect the final penalty amount, as we had previously recorded the maximum proposed amount of $0.4 million on our consolidated balance sheets within accrued expenses and other current liabilities.

Off-Balance Sheet Arrangements

None.

Blue Dolphin Energy Company	September 30, 2023 │Page 55

Management’s Discussion and Analysis

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

Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Although commodity price volatility, recession and inflation, armed conflicts in the Middle East and Europe and associated sanctions on Russian crude products, and severe weather resulting from climate change have impacted these estimates and assumptions, we are continually working to mitigate future risks. However, the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of September 30, 2023 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for doubtful accounts, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures.

New Pronouncements Adopted. During the three months ended September 30, 2023, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective. No new pronouncements that have been issued, but are not yet effective, are expected to have a material impact on our financial position, results of operations, or liquidity.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2023 │Page 56

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2023 │Page 57

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

On March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023.  As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in April 2023. On June 16, 2023, following expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. On August 28, 2023 the parties filed a joint motion to stay this case. The parties anticipate attending mediation in December 2023 to settle all outstanding disputes. If, upon conclusion of the mediation there is no resolution, then either party may individually or jointly move for the court to lift the stay and enter a new scheduling order and trial setting.

BOEM Supplemental Pipeline Bonds

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

BDPL historically maintained $0.9 million in pipeline bonds with BOEM for the decommissioning of its trunk pipeline offshore in federal waters.  Following an agency restructuring of the financial assurance program, in March 2018 BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to the abandonment of BDPL’s offshore pipelines and platform may help in future discussions with BOEM related to the INCs. Abandonment of these assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition.

Blue Dolphin Energy Company	September 30, 2023 │Page 58

Legal Proceedings & Risk Factors

We are currently unable to predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.  At both September 30, 2023 and December 31, 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. However, as noted elsewhere in this report, we may need to secure a new bonding relationship. Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

Pilot Dispute Related to Set-Off Payments

In October 2021, NPS repaid all obligations owed to Pilot under the Amended Pilot Line of Credit.  However, in a letter from NPS to Pilot dated October 28, 2021, NPS disputed approximately $0.3 million in set-off payments between Pilot and NPS. As of the filing date of this report, the amount remained in dispute between the parties. However, this matter is one of the topics to be addressed during the December 2023 mediation with Pilot.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2023.

Our future success depends on our ability to acquire sufficient levels of crude oil to operate the Nixon refinery on favorable terms when needed.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. We currently operate under a crude supply agreement with Tartan. Related to the Crude Supply Agreement, Tartan stores crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Crude Supply Agreement and terminal services agreement. The effective date of the termination is December 31, 2023.  Management has continued to develop crude supplier relationships over the past year.  As a result, management believes that available alternative suppliers will be able to provide us with adequate amounts of crude oil and condensate following agreement termination and for the foreseeable future.

Under the volume-based Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the nine months ended September 30, 2023 and 2022, volume delivered under the Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 66.8% and 50.3%, respectively. During the three and nine months ended September 30, 2023, substantially all our crude was sourced from Tartan.  During the three and nine months ended September 30, 2022, all our crude oil was sourced from Tartan. At September 30, 2023, accounts payable for crude oil and condensate was $0.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility. If we are required to obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.

Given the large dollar amount required to make crude oil purchases, liquidity constraints could cause us to delay purchases of crude oil or otherwise acquire less than the desired amounts. This, in turn, could cause us to operate the Nixon facility at a lower rate on a bpd basis to meet customer demand. During the nine months ended September 30, 2023 and 2022, the refinery experienced 0 and 4 days of downtime due to lack of crude associated with cash constraints.  Failing to operate the Nixon facility at the desired run rate, or at all, could adversely affect our profitability and cash flows.

Blue Dolphin Energy Company	September 30, 2023 │Page 59

Legal Proceedings & Risk Factors

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Page Intentionally Left Blank

Blue Dolphin Energy Company	September 30, 2023 │Page 60

Exhibits

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1*

First Amended Forbearance Agreement effective September 30, 2023 among Lazarus Energy LLC, Lazarus Refining & Marketing LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings LLC, Jonathan Carroll, and Veritex Community Bank.

10.1	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith

Blue Dolphin Energy Company	September 30, 2023 │Page 61

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 14, 2023	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company	September 30, 2023 │Page 62