Form 10-K
period 2023-12-31
BLUE DOLPHIN ENERGY CO
filed 2024-04-01
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $9,245,942 as of June 30, 2023, (the last trading day of the registrant’s most recently completed second fiscal quarter) based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on June 30, 2023.

Number of shares of common stock, par value $0.01 per share, outstanding at April 1, 2024: 14,921,968

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

 Glossary of Terms

Throughout this Annual Report on Form 10-K, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and/or LEH and its affiliates (including LMT and LTRI). Together, Jonathan Carroll and LEH owned 83% of the Common Stock as of the filing date of this report.

Affiliate Revolving Credit Agreement. A credit agreement between LEH and its affiliates and Blue Dolphin and its subsidiaries effective April 1, 2024; extends credit to Blue Dolphin and its subsidiaries, at LEH's sole discretion, for working capital purposes up to a maximum of $5.0 million in the aggregate; initial term expires on April 30, 2025; automatically renews for one year periods unless sooner terminated by the parties; interest accrues at the WSJ Prime rate plus 2.00%, compounded annually, and paid quarterly.

AMT. Alternative Minimum Tax.

Amended and Restated Jet Fuel Sales Agreement. Product agreement for the sale of jet fuel by LE to LEH; effective April 1, 2023; one-year automatic renewals; renewal term April 1, 2024 to March 31, 2025; LEH purchases all jet fuel produced by LE; LEH sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.

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

BDEX. Blue Dolphin Exploration Company, a wholly owned subsidiary of Blue Dolphin.

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

Blue Dolphin Guaranty Fee Agreement. Guaranty Fee Agreement (as modified) effective January 1, 2023, between Blue Dolphin and Jonathan Carroll; related to payoff of Blue Dolphin Term Loan Due 2051; fee paid equal to 2.00% per annum of outstanding principal balance owed under Blue Dolphin Term Loan Due 2051; fees payable 100% in cash.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Crude oil. A mixture of thousands of chemicals and compounds, primarily hydrocarbons. Crude oil quality is measured in terms of density (light to heavy) and sulfur content (sweet to sour). Crude oil must be broken down into its various components by distillation before use as fuels or conversion to other products.

CWA.  Clean Water Act.

Depropanizer unit. A distillation column that isolates propane from a mixture containing butane and other heavy components.

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

Intermediate petroleum products.  A petroleum product that might require further processing before being saleable to the ultimate consumer; further processing might be done by the producer or by another processor. Thus, an intermediate petroleum product might be a final product for one company and an input for another company to process it further.

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

Jet Fuel Purchase Agreements.  Product agreements for the purchase of jet fuel from LEH by LE; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH’s product cost; LE sold the products back to LEH under a prior jet fuel sales agreement between the parties.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Lazarus Entities. LEH, NPS, LE, LRM, Lazarus San Antonio Refinery LLC, and Blue Dolphin.

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

LE Term Loan Due 2034.  Loan Agreement dated June 22, 2015, between LE, Veritex, and guarantors in the original principal amount of $25.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ Prime rate plus 2.75%; maturity date June 2034; monthly principal and interest payment $0.2 million; purpose of loan was loan refinance and Nixon facility capital improvements; security includes first priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory), assignment of all Nixon facility contracts, permits, and licenses, absolute assignment of Nixon facility rents and leases, including storage tank rental income, and a $0.5 million life insurance policy on Jonathan Carroll; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; in forbearance at December 31, 2023 and through March 29, 2024; currently in default.

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

LEH Operating Fee.  A management fee paid to LEH under the Third Amended and Restated Operating Agreement; calculated as 5.00% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin and its subsidiaries; previously reflected within refinery operating expenses in our consolidated statements of operations.

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

LRM Term Loan Due 2034. Loan Agreement dated December 4, 2015, between LRM, Veritex, and guarantors in the original principal amount of $10.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ Prime rate plus 2.75%; maturity date December 2034; monthly principal and interest payment $0.1 million; purpose of loan to refinance bridge loan and Nixon facility capital improvements; security includes second priority lien on rights of LE in crude distillation tower and other collateral of LE, first priority lien on real property interests of LRM, first priority lien on all LRM fixtures, furniture, machinery, and equipment, first priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified storage tanks for which Veritex has a second priority lien, and all other collateral as described in the security agreements; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; in forbearance at December 31, 2023 and through March 29, 2024; currently in default.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

MVP.  MV Purchasing, LLC.

NAAQS.  National Ambient Air Quality Standards.

Naphtha. A refined or partly refined light distillate fraction of crude oil. Blended further or mixed with other materials, it can make high-grade motor gasoline or jet fuel. It is also a generic term for the lightest and most volatile petroleum fractions.

Natural gas. A naturally occurring hydrocarbon gas mixture consisting primarily of methane but commonly including varying amounts of other higher alkanes and sometimes a small percentage of carbon dioxide, nitrogen, hydrogen sulfide, or helium.

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

NPS-LEH Terminal Services Agreement. Terminal Services Agreement between NPS and LEH effective November 1, 2022; enables LEH to store its jet fuel, which LEH lifts as needed; one-year term with one-year automatic renewals; tank rental approximately $0.2 million per month.

NPS Term Loan Due 2031.  Loan Agreement dated September 20, 2021, between NPS, GNCU, and guarantors in the original principal amount of $10.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at 5.75%; maturity date October 2031; monthly principal and interest payment $0.1 million; interest-only payments first thirty-six (36) months; first principal payment due November 2024; purpose of loan working capital; security includes deed of trust lien on approximately 56 acres of land and improvements owned by LE, leasehold deed of trust lien on certain property leased by NPS from LE, and assignment of leases and rents and certain personal property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; currently in default.

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

PADD. Petroleum Administration for Defense Districts; PADD regions enable regional analysis of petroleum product supply and movements by the EIA.

Petroleum. A naturally occurring flammable liquid consisting of a complex mixture of hydrocarbons of various molecular weights and other liquid organic compounds. The name petroleum covers both the naturally occurring unprocessed crude oils and petroleum products that are made up of refined crude oil.

PFAS. Per- and polyfluorinated substances.

PHMSA.  Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation.

Pilot.  Pilot Travel Centers LLC, a Delaware limited liability company.

Pilot Entities.  Pilot, Starlight Relativity Holdings LLC, Starlight Relativity Acquisition Company LLC, Tartan, The San Antonio Refinery LLC, and Falls City Terminal, LP.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Pilot Forbearance and Accommodation Agreement. Forbearance and Accommodation Agreement dated January 12, 2023 between NPS and Pilot regarding the sale of in-tank jet fuel following Pilot’s termination of a terminal services agreement. Under the Pilot Forbearance and Accommodation Agreement, the parties agreed to explore a potential compromise to the dispute; the forbearance period terminated on February 28, 2023, but was followed by the Pilot Forbearance Agreement. Under the Pilot Forbearance and Accommodation Agreement, Pilot paid NPS approximately $1.5 million in January 2023.

Pilot Forbearance Amendment. An amendment to the Pilot Forbearance and Accommodation Agreement dated March 31, 2023; the amendment extended the forbearance period and all deadlines associated with unresolved legal claims to June 15, 2023. Under the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all stored jet fuel in April 2023. On June 16, 2023, following the expiration of the Pilot Forbearance and Accommodation Agreement, the parties extended the deadline for responses to outstanding discovery requests related to legal claims to August 31, 2023. On August 28, 2023 the parties filed a joint motion to stay this case. The parties attended mediation in December 2023 to settle all outstanding disputes.  See "Pilot Settlement Agreement."

Pilot Settlement Agreement.  A confidential Settlement Agreement by and among the Lazarus Entities and Pilot Entities executed on December 29, 2023. Among other matters addressed, NPS's and LRM’s contract-related disputes with Pilot and Tartan were fully resolved and the parties agreed to mutually release all claims against each other.  Further, Pilot and NPS agreed to take such actions as necessary to dismiss the litigation between the parties in Texas.

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

Tartan.  Tartan Oil LLC, an affiliate of Pilot.

Tartan Crude Supply Agreement. Crude supply agreement between Pilot and LE dated May 7, 2019, as amended on November 11, 2019, which agreement was assigned by Pilot to Tartan pursuant to an Assignment of Contract dated March 20, 2020. Pursuant to a letter dated October 31, 2023, and received by LE on November 2, 2023, Tartan provided the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement effective December 31, 2023. There were no penalties associated with the termination.

Texas First.  Texas First Rentals, LLC.

TCEQ.  Texas Commission on Environmental Quality.

Third Amended and Restated Operating Agreement.  Affiliate agreement between Blue Dolphin and its subsidiaries and LEH governing LEH’s operation and management of those companies’ assets; one-year term effective April 1, 2024 expiring April 1, 2025 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5.00% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin and its subsidiaries.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Veritex Forbearance Agreement. Forbearance Agreement dated and effective November 18, 2022 between LE, LRM, Veritex, and guarantors (as defined therein.

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

Veritex Second Amended Forbearance Agreement. Amendment to the Veritex Forbearance Agreement dated and effective December 29, 2023 between LE, LRM, Veritex, and guarantors (as defined therein); pursuant to the Veritex Second Amended Forbearance Agreement, Veritex agreed to forbear existing defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 through and including March 29, 2024; additionally, Veritex agreed to forbear from testing borrower’s compliance with financial covenants under the loans.

WHO.  World Health Organization.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. as published by the Wall Street Journal.  Effective July 27, 2023, the WSJ Prime rate increased to 8.50%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Business and Industry

•	Substantial debt in current liabilities, all of which is currently in default.	•	Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.
•	Continued inability to meet financial covenants under secured loan agreements.	•	Failing to effectively execute new business strategies, such as renewable fuels.
•	Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.	•	Our ability to effect and integrate potential acquisitions.

Legal, Government, and Regulatory

•	Increased costs of capital or a reduction in the availability of credit.	•	Environmental laws and regulations that may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.
•	Public health threats, pandemics, and epidemics, such as COVID-19, and the adverse impacts on our business, financial condition, results of operations, and liquidity.	•	Strict laws and regulations regarding personnel and process safety.
•	Affiliate Common Stock ownership and transactions that could cause conflicts of interest.	•	Uncertainty regarding the impact of current and future sanctions imposed by governments, including the U.S., and other authorities in response to military conflicts.
•	Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.	•	General economic, political, or regulatory developments, including recession, inflation, interest rates, or changes in governmental policies relating to refined petroleum products, crude oil, or taxation.
•	Geographical concentration of our assets and customers in West Texas.	•	Assessment of penalties by regulatory agencies, such as BOEM, BSEE, OSHA and the TCEQ for violations.
•	Competition from companies with more significant financial and other resources.	•	Our estimates of future AROs related to our pipeline and facilities assets, which may increase
•	Market changes in insurance that impact premium costs and available coverages.	•	Regulatory changes and other measures related to greenhouse gas emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions.
•	NOL carryforwards to offset future taxable income for U.S. federal income tax purposes that are subject to limitation.
•	Industry technological developments that outpace our ability to keep up.

Downstream and Midstream Operations                                                                                             Security

•	Commodity price and refined product demand volatility, which can adversely affect our refining margins.	•	A terrorist attack or armed conflict.
•	Crude oil, other feedstocks, and fuel and utility services price volatility.	•	Increased activism against oil and gas companies
•	Effects of geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and any spread or expansion thereof, including with respect to impacts to commodity prices and other markets.	•	Actual or potential cybersecurity threats or loss of data privacy.

                                                                                                                                                                   Common Stock

•	Availability and cost of crude oil and other feedstocks to operate the Nixon facility.	•	Fluctuations in our stock price that may result in a substantial investment loss.
•	Equipment failure and maintenance, which lead to operational downtime.	•	Increasing attention to environmental, social, and governance (ESG) matters.
•	Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.	•	Declines in our stock price due to share sales.
•	Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.	•	Dilution of the equity of current stockholders and the potential decline of our stock price due to the issuance of new Common Stock or Preferred Stock from the large pool of authorized shares that we have available to issue.
•	Critical personnel loss, labor actions, and workplace safety issues.	•	The potential sale of shares in accordance with Rule 144, which may adversely affect the market.
•	Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.	•	The lack of dividend payments.
•	Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.	•	Failing to maintain adequate internal controls under Section 404(a) of the Sarbanes-Oxley Act.
•	Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.
•	Geographical concentration of our refining operations and customers within the Eagle Ford Shale.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

PART I

ITEM 1.         BUSINESS

The following section of this Annual Report on Form 10-K generally refers to business developments during the twelve months ended December 31, 2023. Discussion of, or references to, prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Company Overview

Blue Dolphin was formed in 1986 as a Delaware corporation.  The company is an independent downstream energy company operating in the Gulf Coast region of the U.S.  Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.25 million bbls of petroleum storage tank capacity in Nixon, Texas.  Blue Dolphin trades on the OTCQX under the ticker symbol “BDCO.”

Assets are organized into two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services).  For more information related to our business segments, see “Part I. Item 1. Business—Refinery Operations, —Tolling and Terminaling Operations, and — Inactive Operations” and “Part I. Item 2. Properties” in this report.

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Blue Dolphin, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 83% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer of our refined products.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1A. Risk  Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern Assessment

Certain conditions and events were noted that initially caused management to evaluate our ability to continue as a going concern.  These conditions and events include significant debt either in default or under a forbearance agreement that expired on March 29, 2024 and classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2023 and current and historical working capital deficits at December 31, 2023.  Our current assets totaled $49.3 million, and our current liabilities, excluding the current portion of long-term debt, totaled $16.0 million as of  December 31, 2023. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  To bolster working capital reserves, management continues efforts to restructure debt obligations and reduce cash requirements.  Management acknowledges that uncertainty remains related to future operating margins.  However, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.  Our audited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Our significant current debt resulted from certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2023 and 2022. Excluding accrued interest, we had current debt of $39.4 million and $47.4 million as of December 31, 2023 and 2022, respectively. Our significant current debt at December 31, 2023 consisted of bank debt to Veritex and GNCU.

Forbearance Agreements and Default

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $4.5 million for the twelve months ended December 31, 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults prior to April 2023.

LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement, including the interest-only payment period. BDPL paid LEH approximately $3.4 millionfor the twelve months ended December 31, 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults prior to May 2023.

Defaults. As of  December 31, 2023 and the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations.  At December 31, 2023 and through March 29, 2024, we were in forbearance under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  As of the filing date of this report, we were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 due to covenant violations. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Refining Margins

Our results of operations and liquidity are highly dependent upon the margins we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. The general outlook for the oil and natural gas industry for 2024 remains unclear given uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital, favorable refining margins, and maintaining operation of the Nixon refinery.

●

Working Capital – We have historically had working capital deficits primarily due to having significant current debt. Having sufficient working capital is necessary to meet contractual, operational, regulatory, and safety needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Third Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. To avoid business disruptions and manage cash flow, we optimize receivables and payables by prioritizing payments, optimize inventory levels based on demand, monitor discretionary spending, and carefully manage capital expenditures.

●

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

●

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Uncertainties remain surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, COVID-19, and the extent to which these factors may impact working capital, commodity prices, refined product demand, our supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under secured loan agreements that are in default, our business, financial condition, and results of operations will be materially adversely affected.

Downstream Operations

The refinery operations business segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Crude distillation tower (15,000 bpd) ● Petroleum storage tanks ● Loading and unloading facilities ● Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. During 2022 and 2023, we operated under a crude supply agreement with Tartan. Related to the Tartan Crude Supply Agreement, Tartan stored crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future. See “Part II, Item 8. Financial Statements and Supplementary Data –  Note (5)” to our consolidated financial statements for additional information regarding the crude supply agreement with MVP.

Under the volume-based Tartan Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the twelve months ended December 31, 2023 and 2022, volume delivered under the Tartan Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 71.0% and 54.8%, respectively. During the twelve months ended December 31, 2023, substantially all our crude was sourced from Tartan.  During the twelve months ended December 31, 2022, all our crude oil was sourced from Tartan.

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

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as PADD 3.  We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to other countries, such as low sulfur diesel to Mexico.

The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO.  Our jet fuel is sold to an Affiliate, which is HUBZone certified. The product sales agreement with the Affiliate automatically renews for one-year periods unless sooner terminated between the parties. Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We typically complete a planned turnaround annually to repair, restore, refurbish, or replace refinery equipment. However, the timing of planned turnarounds is adjusted to capitalize on favorable market conditions. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, high temperatures, and power outages. The Nixon facility improved uptime by 10 days in the twelve months ended December 31, 2023, experiencing 12 days of downtime for compared to 22 days of downtime in the twelve months ended December 31, 2022. Refinery downtime in 2023 related to maintenance and repairs (9 days) and a planned turnaround (3 days); downtime in 2022 related to maintenance and repairs (13 days), weather (5 days), and crude deficiencies associated with cash constraints (4 days). Throughout 2023 management focused on identifying safety and mechanical process improvements to optimize plant operations, particularly given increasing extreme weather impacts.

We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Midstream Operations

Our tolling and terminaling segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Petroleum storage tanks (third-party leasing) ● Loading and unloading facilities	Crude Oil Refined Products	LRM, NPS	Nixon, Texas

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

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the twelve months ended December 31, 2023 and 2022.

Property	Operating Subsidiary	Location

Freeport facility ● Crude oil and natural gas separation and dehydration ● Natural gas processing, treating, and redelivery ● Vapor recovery unit ● Two onshore pipelines ● Land (162 acres)	BDPL	Freeport, Texas
Offshore Pipelines (Trunk Line and Lateral Lines)	BDPL	Gulf of Mexico
Oil and Gas Leasehold Interests	BDPC	Gulf of Mexico

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Human Capital Management

General. Our operations and activities are managed by an Affiliate. We do not have any employees.  As of December 31, 2023,129 employees of the Affiliate provided support for our operations pursuant to the Third Amended and Restated Operating Agreement. None of these employees were covered by collective bargaining agreements. Under the Third Amended and Restated Operating Agreement, the Affiliate operates and manages all of our properties.

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

Inclusion and Diversity. We continue to evaluate measures to put in place and track our progress with regard to diversity and inclusion. As of December 31, 2023, employees of the Affiliate self-identified as37% White, 39% Hispanic Latino, 17% Black or African American, 2% Asian, and 4% two or more races.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

The EPA has undertaken significant regulatory initiatives, including the Petroleum Refinery National Initiative, under authority of the CAA’s NSR/PSD program to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have targeted industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations, which result in emission increases above threshold limits. As part of these regulatory initiatives, the EPA obtained consent decrees with several refiners that require refiners to make significant capital expenditures to install emissions control equipment at selected facilities. We are not under a consent decree, and as a small refiner, we do not expect any additional requirements to have a material impact on our financial position, results of operations, or liquidity.

In February 2024, the EPA released a final rule to lower the annual health-based NAAQS for fine particulate matter to 9 micrograms per cubic liter from the current level of 12 micrograms per cubic liter. To implement the revised fine particulate matter NAAQS, all states will need to review their existing air quality management infrastructure State Implementation Plan for fine particulate matter and ensure it is appropriate and adequate. Where areas remain in non-attainment or come into non-attainment as a result of the revised NAAQS, additional planning and emissions control obligations may be required. The ongoing and potential future requirements imposed by states to meet the fine particulate matter NAAQS could have direct impacts on terminaling facilities through additional requirements and increased permitting costs and could have indirect impacts through changing or decreasing fuel demand.

Pursuant to the Energy Policy Act of 2005 and Energy Independence and Security Act of 2007, the EPA promulgated RFS and RFS2, respectively, which requires obligated parties, defined by the EPA as refiners or importers of transportation fuels, to either blend “renewable fuels,” such as ethanol and biofuels, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers, in lieu of blending. The EPA granted the Nixon refinery a small refinery exemption from RFS2 requirements for 2013 and 2014. In 2014, the Nixon refinery began producing HOBM, a non-transportation lubricant blend product.  After 2014, refined products in our product slate no longer fall under RFS or RFS2 requirements.

Currently, multiple legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include actions to develop national, state, or regional programs, each of which would require reductions in our greenhouse gas emissions or those of our customers. In 2015, the EPA amended the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program, to include among other things a new Onshore Petroleum and Natural Gas Gathering and Boosting segment that encompasses greenhouse gas emissions from equipment and sources within the petroleum and natural gas gathering boosting systems. In 2016, the EPA promulgated regulations regarding performance standards for methane emissions from new and modified oil and gas production and natural gas processing and transmission facilities, and in September 2018, proposed targeted improvements to these standards to streamline implementation of the rules. In August 2022, Congress passed and President Biden signed into law the Inflation Reduction Act of 2022, which includes nearly $370 billion in climate-related provisions that provide funding, programs, and incentives to accelerate the U.S.'s transition to a clean energy economy. The Inflation Reduction Act of 2022 also imposes a tax, or "methane fee," on energy producers that exceed a certain level of methane emissions.  On January 26, 2024, the EPA published a proposed rule to implement the methane fee. These and other legislative regulatory measures will impose additional burdens on our business and those of our customers, and the impact of future GHG regulations on our operations and financial condition is unknown.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Additionally, regulation of PFAS has significantly increased in recent years, at both the federal and state levels. PFAS has been used in oil and gas-related operations, notably in emergency response activities, including in aqueous film forming foam as a vapor and fire suppressant.  In January 2024, the EPA announced two waste-related proposed rulemakings.  The first proposed rule would list nine (9) PFAS as "hazardous constituents" under RCRA; listing a substance as a hazardous constituent is a preliminary step toward classifying a substance as hazardous waste. The second proposed rule would amend the definition of "hazardous waste" to clarify that the RCRA corrective action authority may be utilized to address emerging contaminants, including PFAS.  Moreover, an increasing number of states have sought to regulate PFAS, creating a patchwork of PFAS standards throughout the U.S.  We cannot currently predict the impact of PFAS-related regulations on our compliance or remediation costs.

Water Pollution Regulations. Our operations can result in the discharge of pollutants, including chemical components of crude oil and refined products, into federal and state waters. The CWA prohibits the discharge of pollutants into U.S. waters except as authorized by the terms of a permit issued by the EPA or a state agency with delegated authority. The transportation and storage of crude oil and refined products over and adjacent to water involves risks and subjects us to the provisions of the CWA, OPA 90, and related state requirements.  Uncertainty has persisted in the federal government's applicable jurisdictional reach under the CWA, and in particular what constitutes a regulated "water of the U.S." ("WOTUS").  The EPA and the USACOE under the Obama, Trump, and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach.  Most recently, in response to the U.S. Supreme Court's May 2023 ruling in Sackett v. EPA ("Sackett"), the EPA and the USACOE issued a final WOTUS rule that became effective September 8, 2023. In accordance with the U.S. Supreme Court's directive in Sackett, the final rule significantly narrowed the jurisdictional reach of the CWA, but also left unaddressed a number of questions and interpretational uncertainties. Multiple lawsuits challenging the final WOTUS rule remain ongoing, and implementation of the rule is enjoined in about half the states and for certain parties.  Continued challenges over the jurisdictional reach of the CWA could result in permitting delays and uncertainty as to compliance requirements.

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

The EPA established an Action Plan for PFAS in 2021. In furtherance of this plan, the EPA proposed national drinking water standards for six (6) PFAS in March 2023. The EPA is expected to issue a final rule in 2024. A number of states have also issued their own drinking water, surface water, and/or groundwater limits for various PFAS. We cannot currently predict the impact of PFAS-related regulations on our compliance or remediation costs.

Offshore Decommission Requirements .

In April 2023, BSEE updated its guidance and regulations on decommissioning that mandates lessees and rights-of-way holders permanently abandon and/or remove platforms and other structures when no longer useful for operations.  To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the Gulf of Mexico, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the minimum bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning and removing platforms and pipelines at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM. In June 2023, BOEM issued a proposed rule that would significantly strengthen the financial assurance and bonding requirements for the offshore oil and gas industry.

We are required by BOEM to: (i) maintain acceptable financial assurance (pipeline bonds) for the decommissioning of our assets offshore in federal waters and (ii) decommission these assets following a certain period of inactivity. At December 31, 2023 and 2022, we maintained approximately $0.9 million in credit and cash-backed pipeline rights-of-way bonds issued to the BOEM.  At December 31, 2023 and 2022, BDPL maintained $4.5 million and $3.7 million, respectively, in AROs related to decommissioning these assets.  See “Part I, Item 1A. Risk Factors” for additional disclosures related to decommissioning obligations for our pipelines and facilities assets and related risks.

OSHA. We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

As described elsewhere in this report, our significant current debt resulted from certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2023 and 2022 due to being in default/forbearance. Excluding accrued interest, we had current debt of $39.4 million and $47.4 million as of December 31, 2023 and 2022, respectively. Our significant current debt at December 31, 2023 consisted of bank debt to Veritex and GNCU.

Blue Dolphin, as parent company, has guaranteed the indebtedness of certain subsidiaries. In addition, Affiliates have guaranteed the indebtedness of Blue Dolphin and certain of its subsidiaries. This level of debt in current liabilities and the cross guarantee agreements could have important consequences, such as: (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, potential growth, or for other purposes; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

Our ability to service our debt is dependent upon, among other things, business conditions, our financial and operating performance, our ability to raise capital, and regulatory and other factors, many of which are beyond our control. If our working capital is not sufficient to service our debt, and any future indebtedness that we incur, our business, financial condition, and results of operations will be materially adversely affected. In such a case, we may consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, restructuring debt obligations, filing for bankruptcy, or ceasing operating.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

A2.	Our continued inability to meet financial covenants under certain of our secured loan agreements could adversely impact our ability to obtain new debt, refinance, or restructure existing debt.

As described elsewhere in this report, certain of our secured loan agreements with third parties require us to meet financial covenants.  Financial covenants applicable to our secured loan agreements with Veritex and GNCU require us to maintain covenants related to debt to tangible net worth, current assets to current liabilities, debt service coverage, and current ratio.  At December 31, 2023 and through March 29, 2024, Veritex agreed to forbear from testing LE and LRM’s compliance with financial covenants under theVeritex  Second Amended Forbearance Agreement. However, the LE Term Loan Due 2034 and LRM Term Loan Due 2034 were in default as of the filing date of this report due to covenant violations.  Defaults permit lenders to declare the amounts owed immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations under these loan agreements, and/or exercise any other rights and remedies available.

Our ability to meet financial covenants depends on numerous factors, including sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt. including our ability to generate sufficient cash flow from operations to service debt obligations or refinance or restructure debt. This depends on, among other things, business conditions, our financial performance, and the general condition of the financial markets. Given uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, COVID-19, and the extent to which these factors may impact working capital, commodity prices, refined product demand, and our supply chain, uncertainties exist related to whether we can successfully generate sufficient cash from operations to repay our outstanding debt or otherwise restructure or refinance the debt. We could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that it now faces could intensify. If new debt or other liabilities are added to LE, LRM, or NPS’ current debt levels, their inability to meet financial covenants could intensify.

A3.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

A4.	Our business, financial condition, and operating results may be adversely affected by increased costs of capital or a reduction in the availability of credit.

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

A5.	Public health crises such as the COVID-19 pandemic have had, and may continue to have, adverse impacts on our business, financial condition, results of operations, and liquidity.

The economic effects from public health crises such as the COVID-19 pandemic on our business were and may again be significant. Although there has been a recovery since the onset of the pandemic in March 2020, there continues to be uncertainty and unpredictability about the lingering impacts to the worldwide economy that could negatively affect our business, financial condition, results of operations, and liquidity in future periods. The extent to which the pandemic and its ongoing effects may adversely impact our future business, financial, and operating results, and for what duration and magnitude, depends on factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond our control. The ultimate outcome of these and other factors may result in many adverse consequences including, but not limited to, disruption or delays to supply chains for critical equipment or feedstock, inflation, increased interest rates, and increased administrative, compliance, and operational costs. In addition, future public health crises could also result in significant economic disruption and other effects that adversely impact our business, financial condition, results of operations, and liquidity in future periods in ways similar to the COVID-19 pandemic. The adverse impacts of the COVID-19 pandemic had, and may continue to have, the effect of precipitating or heightening many of the other risks described in this section.

A6.

Affiliates hold a significant ownership interest in us and exert significant influence over us, and their interests may conflict with the interests of our other stockholders; and affiliate transactions may cause conflicts of interest that may adversely affect us.

We have an indirect controlling stockholder. As a related party of an Affiliate, Jonathan Carroll indirectly owned 83% of the voting power of our Common Stock as of the filing date of this report, and by virtue of such stock ownership, Mr. Carroll can control or exert substantial influence over us, including:

•	Election and appointment of directors.
•	Business strategy and policies.
•	Mergers and other business combinations.
•	Acquisition or disposition of assets.
•	Future issuances of Common Stock or other securities.
•	Incurrence of debt or obtaining other sources of financing.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

A11.	Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

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

At December 31, 2023, management determined that realization of the deferred tax assets from NOLs is more likely than not based on positive evidence that was evaluated, including recent earnings history and expectations for future taxable income. Based on management’s evaluation, we reversed the previously recorded valuation allowances against the deferred tax assets as of December 31, 2023.

A12 .	We may not be able to keep pace with technological developments in our industry.

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

Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Our financial results are primarily affected by the relationship between our crude oil and condensate acquisition costs, the commodity prices at which we ultimately sell our refined products, and the volume of refined products that we sell, all of which depend upon numerous factors beyond our control. The commodity prices at which we sell our refined products are strongly influenced by the commodity price of crude oil. If crude oil commodity prices increase, our ‘refinery operations’ business segment margins will fall unless we can pass along these commodity price increases to our wholesale customers. Increases in the selling prices for refined products typically trail the rising crude oil cost and may be difficult to implement when crude oil costs increase dramatically over a short period. Sharp decreases in refined product market demand, such as the record low demand that occurred because of widespread COVID-19 related travel restrictions, can adversely affect our refining margins.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

The markets and commodity prices for crude oil and condensate and our finished products have historically been volatile, are likely to continue to be volatile, and depend on factors beyond our control. These factors include:

•	The level of domestic and offshore production.
•	The availability of crude oil and U.S. and global demand for this commodity.
•	A general downturn in economic conditions.
•

The impact of weather, including abnormally mild or extreme winter or summer weather that cause lower or higher energy usage for heating or cooling purposes, respectively, or extreme weather that may disrupt our operations or related upstream or downstream operations.

•

Actions taken by foreign oil and gas producing and importing nations, including the ability or willingness of OPEC and OPEC+ to set and maintain pricing and production levels for oil, which, for example, had a pronounced effect on global commodity prices for crude oil and the volatility thereof in 2020 during the onset and spread of the COVID-19 pandemic.

•	The availability of local, intrastate, and interstate transportation systems.
•	U.S. and global economic conditions, including inflationary pressures, further increases in interest rates, and a general economic slowdown or recession.
•	geopolitical tensions, including conflicts and war, such as ongoing military conflicts in Ukraine and Israel and escalations in the Middle East.
•	The availability and marketing of competitive fuels.
•	The extent of governmental regulation and taxation.

B3.	Our future success depends on our ability to acquire sufficient levels of crude oil to operate the Nixon refinery on favorable terms when needed.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. During 2022 and 2023, we operated under a crude supply agreement with Tartan. Related to the Tartan Crude Supply Agreement, Tartan stored crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future. See “Part II, Item 8. Financial Statements and Supplementary Data –  Note (5)” to our consolidated financial statements for additional information regarding the crude supply agreement with MVP.

Under the volume-based Tartan Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the twelve months ended December 31, 2023 and 2022, volume delivered under the Tartan Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 71.0% and 54.8%, respectively. During the twelve months ended December 31, 2023, substantially all our crude was sourced from Tartan.  During the twelve months ended December 31, 2022, all our crude oil was sourced from Tartan.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility. If we are required to obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs may increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise even further, or we may not receive sufficient mounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.

Given the large dollar amount required to make crude oil purchases, liquidity constraints could cause us to delay purchases of crude oil or otherwise acquire less than the desired amounts. This, in turn, could cause us to operate the Nixon facility at a lower rate on a bpd basis to meet customer demand. During the twelve-month periods ended December 31, 2023 and 2022, the refinery experienced 0 and 4 days of downtime due to lack of crude associated with cash constraints. Failing to operate the Nixon facility at the desired run rate, or at all, could adversely affect our profitability and cash flows.

B4.	Downtime at the Nixon refinery could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The Nixon refinery periodically undergoes planned shutdowns to repair, restore, refurbish, or replace refinery equipment. Occasionally, unplanned temporary shutdowns occur. Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, high temperatures, weather, and power outages. We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

During the twelve-month period ended December 31, 2023, the refinery experienced 12 days of downtime – 9 days for maintenance and repairs and 3 days for a turnaround. During the twelve-month period ended December 31, 2022, the refinery experienced 22 days of downtime – 13 days for maintenance, 5 days due to an unnamed winter ice storm, and 4 days due to lack of crude associated with cash constraints. Any scheduled or unscheduled downtime will result in lost margin opportunity, potential increased maintenance expense, and a reduction of refined products inventory, which could reduce our ability to meet our payment obligations.

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

We continuously monitor our assets for impairment and optimization opportunities. During the twelve months ended December 31, 2023 and 2022, we recorded an additional impairment of $1.6 million and $0.1 million, respectively, due to an additional change in the timing of decommissioning our offshore pipeline and platform assets. An additional impairment may be required in future periods if instabilities in the market continue long-term, losses continue to be material, or as new opportunities arise, such as reconfiguration of the Nixon refinery into a renewable fuels facility.

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

We have historically relied on Affiliates for funding when revenue from operations and availability under bank facilities were insufficient to meet our liquidity and working capital needs. During such times, Affiliate borrowings are reflected in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party. Accounts payable, related party totaled approximately $0.9 million and $0.2 million at December 31, 2023 and 2022, respectively.  Accounts payable, related party at December 31, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment.  Accounts payable, related party at December 31, 2022 reflected amounts owed to LTRI for previously purchased refinery equipment. No amounts for either period related to Affiliate borrowings for working capital.

At December 31, 2023 and 2022, long-term debt, related party (current portion) totaled $0.0 and $5.2 million, respectively; at the same balance sheet date, long-term debt, related party (noncurrent portion) totaled $4.0 million and $0.0, respectively. At December 31, 2023 and 2022, accrued interest payable, related party (current and noncurrent portions) totaled $1.3 million and $4.1 million, respectively. Long-term debt, related party and accrued interest payable, related party at December 31, 2023 reflected amounts BDPL owed to LEH under under the BDPL-LEH Loan Agreement, the proceeds of which were used as working capital. Long-term debt, related party and accrued interest payable, related party at December 31, 2022 reflected amounts Blue Dolphin owed to LEH under the June LEH Note and amounts BDPL owed to LEH under the BDPL-LEH Loan Agreement. Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt associated with the June LEH Note.

If we are unable to generate sufficient cash flows from operations, obtain additional external financing, or secure sufficient liquidity from Affiliates, we may not be able to meet our short- and long-term working capital needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Third Amended and Restated Operating Agreement, (iii) servicing debt, (iv) meeting regulatory compliance mandates, and (v) maintaining the Nixon facility through capital expenditures. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.  There can be no assurance that Affiliates will continue to fund our working capital requirements. If we are unable to generate sufficient working capital or raise additional capital on acceptable terms, or at all, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, such as from COVID-19, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

One of our significant customers is LEH, an Affiliate. LEH purchases our jet fuel under an Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification. The Affiliate accounted for 31.7% and 35.7% total revenue from operations for the twelve months ended December 31, 2023 and 2022, respectively. The Affiliate represented $4.2 million and $0 in accounts receivable, related party at December 31, 2023 and 2022, respectively.

	Number Significant	% Total Revenue	Accounts Receivable
Twelve Months Ended	Customers	from Operations	at December 31,

December 31, 2023	3	75.0%	$4.2
December 31, 2022	2	60.4%	$0.0

B9.

We are dependent on third parties for the transportation of crude oil and condensate into and refined products out of our Nixon facility. If these third parties become unavailable to us, our ability to process crude oil and condensate and sell refined products to wholesale markets could be materially and adversely affected.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

B12.

Severe weather or other events affecting our facilities, or those of our vendors, suppliers, or customers could have a material adverse effect on our liquidity, business, financial condition, and results of operations.

Our operations are subject to all the risks and operational hazards inherent in receiving, handling, storing, and transferring crude oil and petroleum products.  These risks include damages to facilities, related equipment and surrounding properties caused by severe weather (such as extreme cold or hot temperatures, hurricanes, floods, and other natural disasters) or other events (such as equipment malfunctions, mechanical or structural failures, explosions, fires, spills, or acts of terrorism) and can occur at our facilities or at third-party facilities on which our operations are dependent. Severe weather or other events could cause significant damage or destruction to our assets or the temporary or permanent shut-down of our operations. If we are unable to operate, our liquidity, business, financial condition, and results of operations could be materially affected.

B13.	Our renewable energy strategy may not materialize or underperform expectations.

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

Our operations are subject to a variety of federal, state, and local environmental laws and regulations relating to the protection of the environment and natural resources, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal, and remediation of solid and hazardous wastes. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. These and further actions could restrict or limit operations as currently conducted at the Nixon Facility.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations, or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. Expenditures or costs for environmental compliance could have a material adverse effect on our results of operations, financial condition, and profitability. The Biden administration has made, and is expected to make additional changes to applicable regulations, and in each case we expect changes to be more stringent than those of the prior administration.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

C3.

The impact of current and future sanctions imposed by governments and other authorities, including the U.S., the European Union, and the United Kingdom in response to geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East.

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia.  In October 2023, Hamas launched a surprise attack on Israel.  In response, the U.S. and certain other countries imposed sanctions against Hamas and key Hamas terrorist group members. The U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should these conflicts continue or worsen. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, the measures and retaliatory actions taken by the U.S. and other countries, counter measures or retaliatory actions by Russia or Hamas in response (e.g., potential cyberattacks or the disruption of energy exports). Such consequences are likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy.  While it is difficult to predict the impact of any of the foregoing, these conflicts and actions taken in response could increase our costs for crude oil, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

C4.

General U.S. economic, political, or regulatory developments, including those related to recession, inflation, interest rates, or governmental policies relating to refined petroleum products, crude oil, or taxation could adversely affect our business, operating results, and financial condition.

U.S. economic slowdowns may have serious negative consequences for our business and operating results because our performance is subject to domestic economic conditions and their impact on levels of consumer spending (e.g., consumer airline travel relating to jet fuel). Some of the factors affecting consumer spending include unemployment rates, consumer debt levels, recession, inflation rates, net worth reductions based on declines in equity markets and residential real estate values, interest rates for mortgages and other loans, taxation, energy prices, consumer confidence, and other macroeconomic factors. Political instability and health crises, such as COVID-19, can also impact the global economy and decrease worldwide demand for oil and refined products. During periods of economic weakness or uncertainty, current or potential customers may travel less, reduce, or defer purchases, go out of business, or have insufficient funds to buy or pay for our products and services. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

C5.

Penalty assessments by regulatory agencies, such as BOEM, BSEE, OSHA, and TCEQ for failing to meet regulatory requirements could adversely affect our business, operating results, and financial condition.

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

Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way, an increase of approximately $3.9 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to decommissioning its offshore pipelines and platform would likely help in future discussions with BOEM related to the INCs. Fulfilling abandonment obligations related to the subject assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2023 and 2022.  At both December 31, 2023 and 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. ("RLI"). However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds.  Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June, July, and December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.25 million.  On February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

BSEE Offshore Platform Inspections and Decommissioning Obligations. BDPL has pipelines and platform assets subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations.  Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Platform Inspections. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of December 31, 2023.  BDPL filed an appeal to the civil penalty on March 25, 2024.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late December 2023 to mid-February 2024. Additional work is planned for the second quarter of 2024. Based on resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the second quarter 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL can complete anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of December 31, 2023 and 2022. Due to BDPL’s failure to comply with BSEE requirements, BDPL could still be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity. At December 31, 2023 and 2022, BDPL maintained $4.5 million and $3.7 million, respectively, in AROs related to the abandonment of these assets, which amount does not include potential penalties.

OSHA Settlement Agreement. In September 2022, we entered into an Informal Settlement Agreement with OSHA related to process safety management violations at the Nixon refinery. Under the agreement, we paid penalties totaling $0.05 million in November 2022. We remediated a significant portion of identified violations before December 31, 2022. We remediated the remaining violations on a progressive schedule by April 2023.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believes the penalty matter is resolved, LRM expects to continue working with TCEQ to remediate certain open items fully. At December 31, 2023, we reflected approximately $0.4 million related to this matter on our consolidated balance sheets within accrued expenses and other current liabilities.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

C6.	Our estimates of future AROs related to our pipeline and facilities assets may increase.

We recorded an ARO liability related to future asset retirement costs associated with dismantling, relocating, or disposing of our offshore platform, pipeline systems, and related onshore facilities, as well as for plugging and abandoning wells and restoring land and seabeds. We based asset retirement cost estimates on regulatory requirements and then current market rates for decommissioning and removal of assets with our given structural and water depth specifications. Estimating future costs are difficult and require management to make judgments that are subject to future revisions based upon numerous factors, including changing technology, political, and regulatory environments. In addition, dive operation market rates are subject to fluctuations based on season, fuel costs, insurance rates, equipment availability, and industry changes, and actual work performed is subject to cost overruns due to unforeseen events and conditions, such as bad weather. A significant change in any of these factors could increase our ARO liability, which could have a material adverse effect on our business, financial condition, and results of operations.

C7.	We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.

PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas ("HCAs"), which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	Perform ongoing assessments of pipeline integrity.
•	Identify and characterize applicable threats to pipeline segments that could impact an HCA.
•	Improve data collection, integration, and analysis.
•	Repair and remediate the pipeline as necessary.
•	Implement preventative and mitigating actions.

In addition, certain states have also adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. These requirements could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in us incurring increased operating costs that could be significant and have a material adverse effect on our financial position or results of operations. Additionally, we are subject to periodic inspections and audits regarding these requirements.  Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could result in our incurring increased operating costs that could have a material adverse effect on our financial position or results of operations.

C8.

Regulatory changes, as well as proposed measures that are reasonably likely to be enacted, related to greenhouse gas emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions could require us to incur significant costs or could result in a decrease in demand for our refined products, which could adversely affect our business.

Scientific studies conclusively show that, in the absence of human intervention, the rate of increase of carbon dioxide in the atmosphere will significantly increase in the next 100 years. This increase in carbon dioxide has enhanced the Earth’s natural greenhouse effect, resulting in global warming. Higher concentrations of greenhouse gases (including carbon dioxide, methane, and nitrous oxides) in the atmosphere can produce changes in climate with significant physical effects, including increased frequency and severity of storms, floods, and other extreme weather events that could affect our operations. Increased concern over the effects of climate change have begun to affect our competition and customers’ energy strategies, consumer consumption patterns, and government and private sector alternative energy initiatives. More aggressive efforts by governments and non-governmental organizations to put in place laws requiring or otherwise driving reductions in greenhouse gas emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions to us and our customers, and any increase in the prices of refined products resulting from such increased costs, greenhouse gas cap-and-trade programs or taxes on greenhouse gases, could result in reduced demand for our refined petroleum products. Additionally, changing customer sentiment towards renewable and sustainable energy products may reduce demand for our products, and an excess of supply over demand could reduce fossil fuel prices. If we fail to stay in step with the pace and extent of the market shift, we could impact future earnings; if we move too fast, we risk investing in technologies, markets, and low-carbon products that will be unsuccessful. These factors could also have a material adverse effect on our business, financial condition, and results of operations.

The Biden Administration has focused on reducing greenhouse gas emissions. In February 2021, the U.S. rejoined the Paris Agreement, and in April 2021 the Biden Administration announced a new U.S. target to achieve a 50% to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution by 2030.  Also, in August 2022, Congress passed and President Biden signed into law the Inflation Reduction Act of 2022, which includes nearly $370 billion in climate-related provisions that provide funding, programs, and incentives to accelerate the U.S.'s transition to a clean energy economy. The Inflation Reduction Act of 2022 also imposes a tax, or "methane fee," on energy producers that exceed a certain level of methane emissions.  On January 26, 2024, the EPA published a proposed rule to implement the methane fee. These and similar regulations could require us to incur costs to monitor, report, and reduce greenhouse gas emissions associated with our operations.

Federal and state requirements to reduce greenhouse gas emissions could result in increased costs to operate and maintain the Nixon facility as well as implement and manage new emission controls and programs. Cap-and-trade places a cap on greenhouse gases and refiners are required to acquire a sufficient number of credits to cover emissions from their refinery and in-state sales of gasoline and diesel. Similarly, low carbon fuel standards require an established percentage reduction in the carbon intensity of gasoline and diesel by a specified time period. Compliance with the low carbon fuel standard is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or refiners are unable to pass through costs to their customers, they must pay a higher price for credits. The Nixon refinery does not produce gasoline or diesel.  In the event we do incur increased costs as a result of increased efforts to control greenhouse gas emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

D.	Security

D1.	A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts, and other armed conflicts involving the U.S. or other countries may adversely affect national and global economies and could prevent us from meeting our financial and other obligations. For example, Russia’s February 2022 invasion of Ukraine and Hamas' October 2023 surprise attack on Israel and resulting sanctions and export controls by the U.S. and other countries could have wide-ranging impacts that have yet to be identified. Given the evolving geopolitical situation, there are many unknown factors and events that could materially impact our operations, which may be temporary or permanent in nature. These tensions also create heightened risk of a terrorist attack or armed conflict involving the U.S. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our production and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations or the operations of our customers’ is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

D2.	We face various risks associated with increased activism against oil and natural gas companies.

Opposition toward oil and natural gas companies has been growing globally and is particularly pronounced in the U.S. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, environmental matters, such as climate change, sustainability efforts, including environmental justice, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands, delay or cancel certain operations, stop or rescind operating permits, or curtail emissions. Any restrictions or limitations on our business or operations resulting from such opposition could have a material adverse effect on our financial condition and results of operations.

D3.	Our business could be negatively affected by cyber security threats.

A cyberattack or similar incident could occur and result in information theft, data corruption, loss of data privacy, operational disruption, damage to our reputation or financial loss. Our industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing, and financial activities. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss from remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Also, computers control nearly all the oil and gas distribution systems in the U.S. and abroad, which are necessary for transporting our production to market. A cyberattack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets, and make it difficult or impossible to accurately account for production and settle transactions. Cyber incidents have increased, and the U.S. government has issued warnings indicating that energy assets may be specific targets of cybersecurity threats. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

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
Form 10-K, Period Ended December 31, 2023

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

We periodically issue Common Stock to non-employee directors for services rendered to the Board and to Jonathan Carroll pursuant to the Guaranty Fee Agreements. In the past, we have also issued Common Stock, Preferred Stock, convertible securities (such as convertible notes), and warrants in order to raise capital. We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock and Preferred Stock to provide us with the flexibility to issue Common Stock or Preferred Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things: (i) future stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; and (iii) for other bona fide purposes. Our Board may authorize us to issue the available authorized shares of Common Stock or Preferred Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the OTCQX. The issuance of additional shares of Common Stock or new shares of Preferred Stock, convertible securities, and/or warrants may significantly dilute the equity ownership of the current holders of our Common Stock, affect the rights of our stockholders, or could reduce the market price of our Common Stock. In addition, the issuance or sale of large amounts of our Common Stock, or the potential for issuance or sale even if they do not actually occur, may have the effect of depressing the market price of our Common Stock.

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

E7.

We do not currently have a chief financial officer, and failing to maintain effective internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act could result in material weaknesses in our internal controls and have a material adverse effect on our business and stock price.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

We depend on information technology and systems for various operations (including refinery processes and refined product loading) and for capturing accounting, technical and regulatory data for reporting, analysis, and archiving. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions.  As of the filing date of this report, our risk assessment process related to cybersecurity includes conducting vulnerability assessments using a combination of internal and third-party capabilities to perform technical assessments, vulnerability scanning, and incident and event monitoring. We are working to establish a thorough, risk-based cybersecurity program aimed at safeguarding our data, along with the data of our customers and partners, and we anticipate that such a program will follow well-organized cybersecurity frameworks under a central control figure.

We did not experience a significant cybersecurity breach or associated expenses, penalties, or settlements for the twelve months ended December 31, 2023 and 2022.

ITEM 2.  PROPERTIES

An Affiliate operates and manages all our properties under the Third Amended and Restated Operating Agreement. Our owned facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that all our properties and facilities are adequate for our operations and that our facilities are adequately maintained. At our corporate headquarters, BDSC leases 7,675 square feet of office space in Houston, Texas. The location and general description of our other properties are described within refinery operations, tolling and terminaling, and inactive operations discussions in “Part I, Item 1. Business”.

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

Resolved Matters

Pilot Dispute Related to Terminal Services Agreement. Effective May 9, 2019, NPS and Pilot entered into a Terminal Services Agreement, pursuant to which NPS agreed to store jet fuel purchased by Pilot at the Nixon facility. On August 25, 2022, Pilot provided the 60-day notice of its intent to terminate the Terminal Services Agreement, which became effective on October 24, 2022. As of the Terminal Services Agreement termination date, approximately 185,000 bbls of Pilot’s jet fuel remained at the Nixon facility.

On October 28, 2022, Pilot commenced an action and application for a temporary restraining order (“TRO”) against NPS in Harris County District Court (the “Texas Action”). After a hearing on the application on October 28, 2022, Pilot’s application for the TRO was denied the same day.  On December 2, 2022, NPS filed its answer in the Texas Action. On December 6, 2022, NPS provided notice under Section 7.206(a) of the Texas Business and Commerce Code ("TBCC") of its intent to sell the remaining inventory of Pilot’s jet fuel at the Nixon facility by January 7, 2023. After negotiations, NPS agreed to forbear from exercising its remedies under the TBCC while the parties explored a potential dispute compromise pursuant to the Pilot Forbearance and Accommodation Agreement, with a forbearance period terminating on February 28, 2023. As part of the Pilot Forbearance and Accommodation Agreement, Pilot paid NPS approximately $1.5 million in January 2023.

On March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023.  As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in April 2023. On June 16, 2023, following the expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. On August 28, 2023 the parties filed a joint motion to stay this case in anticipation of planned mediation in December 2023 to settle all outstanding disputes.

Pilot Settlement Agreement.  Pursuant to the Pilot Settlement Agreement, among other matters addressed, NPS's contract-related dispute related to set-off payments and LRM’s contracted-related dispute involving a revenue-sharing arrangement for storing and selling crude oil with Pilot and Tartan, respectively, were fully resolved, and the parties agreed to mutually release all claims against each other.  Further, Pilot and NPS agreed to take such actions as necessary to dismiss the Texas Action.  For the avoidance of doubt, all contractual agreements between the Lazarus Entities and Pilot Entities were terminated.

OSHA Settlement Agreement. In September 2022, we entered into an Informal Settlement Agreement with OSHA related to process safety management violations at the Nixon refinery. Under the agreement, we paid penalties totaling $0.05 million in November 2022. We remediated a significant portion of identified violations before December 31, 2022. We remediated the remaining violations on a progressive schedule by April 2023.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Unresolved Matters

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

Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way, an increase of approximately $3.9 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to decommissioning its offshore pipelines and platform would likely help in future discussions with BOEM related to the INCs. Fulfilling abandonment obligations related to the subject assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2023 and 2022.  At both December 31, 2023 and 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. ("RLI"). However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds.   Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June, July, and December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.25 million.  On February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believes the penalty matter is resolved, LRM expects to continue working with TCEQ to remediate certain open items fully.  At December 31, 2023, we reflected approximately $0.4 million related to this matter on our consolidated balance sheets within accrued expenses and other current liabilities.

BSEE Civil Penalty

We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of December 31, 2023.  BDPL filed an appeal to the civil penalty on March 25, 2024.

Defaults under Secured Loan Agreements. We are currently in default under certain secured loan agreements with third parties and related parties. See “Notes (1), (3), and (10)” to our consolidated financial statements for additional disclosures related to third-party and related-party debt, default on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If third parties exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQX U.S. tier of the OTC Markets under the ticker symbol “BDCO.” The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.  We had 14,921,968 shares of Common Stock issued and outstanding at both December 31, 2023 and 2022, respectively. Affiliates controlled 83% of our Common Stock's voting power as of this report's filing date. See “Part I, Item 1A. Risk Factors” for risks associated with investments in our Common Stock.

Stockholders

We had 272 record holders at both December 31, 2023 and 2022. We had approximately 3,000 beneficial holders of our Common Stock at both December 31, 2023 and 2022.

Dividends

Shareholders are entitled to receive such dividends as may be declared by our Board out of funds legally available for such purpose. However, no dividend may be declared or paid unless after-tax profit was made in the preceding fiscal year, we comply with covenants in our secured loan agreements, we are current on all required debt payments, and we have received prior written concurrence from certain lenders.  We have not declared any dividends on our Common Stock during the last two fiscal years.

Common Stock Issuances

Set forth below is information regarding Common Stock issuances for the twelve months ended December 31, 2023 and 2022:

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

These securities issuances were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

[Reserved]

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

This discussion and analysis includes the twelve months ended December 31, 2023 and 2022 and a comparison between such periods. The discussions of the twelve months ended December 31, 2021 and year-to-year comparisons between the twelve months ended December 31, 2022 and 2021 that are not included in this report can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the twelve months ended December 31, 2022, which was filed on April 3, 2023, and such discussions are incorporated by reference into this report.

Overview and Outlook

Company Overview. Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the U.S.  Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.25 million bbls of petroleum storage tank capacity in Nixon, Texas. Blue Dolphin was formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO.”

Assets are organized into two business segments: 'refinery operations' (owned by LE) and 'tolling and terminaling services' (owned by LRM and NPS).  'Corporate and other' includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services).  Unless the context otherwise requires, references in this report to "we," "us," "our," or "ours" refer to Blue Dolphin, one or more its consolidated subsidiaries, or all of them taken as a whole. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (4)” to our consolidated financial statements for more information about our business segments.

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 83% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer of our refined products.  Blue Dolphin and certain of its subsidiaries are currently parties to various agreements with Affiliates. See “Part II, Item 8. Financial Statements and Supplementary Data – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern Assessment.  Certain conditions and events were noted that initially caused management to evaluate our ability to continue as a going concern.  These conditions and events include significant debt either in default or under a forbearance agreement that expired on March 29, 2024 and classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2023 and current and historical working capital deficits at December 31, 2023.  Our current assets totaled $49.3 million, and our current liabilities, excluding the current portion of long-term debt, totaled $16.0 million as of  December 31, 2023. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  To bolster working capital reserves, management continues efforts to restructure debt obligations and reduce cash requirements.  Management acknowledges that uncertainty remains related to future operating margins.  However, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.  Our audited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Our significant current debt resulted from certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2023 and 2022. Excluding accrued interest, we had current debt of $39.4 million and $47.4 million as of December 31, 2023 and 2022, respectively. Our significant current debt at December 31, 2023 consisted of bank debt to Veritex and GNCU.

Business Operations Update. For the twelve months ended December 31, 2023, oil and gas commodity prices were down overall compared to the twelve months ended December 31, 2022. During 2022 and into the first quarter of 2023, the recovery in worldwide demand for petroleum-based transportation fuels, particularly jet fuel, favorably impacted commodity prices while the worldwide supply of those products remained constrained. Although oil and gas commodity prices weakened mid-year amid the growing recession in Europe and inflation concerns worldwide, oil and gas commodity prices rebounded by year end; however, prices settled below the war-driven spike seen during 2022.

Blue Dolphin reported net income of $31.0 million, or $2.08 per share, for the twelve months ended December 31, 2023 on lower refinery throughput, production, and sales volumes compared to the same period a year earlier. We reported net income  of $32.9 million, or $2.34 per share, for the twelve months ended December 31, 2022. Our full operating results for the twelve months ended December 31, 2023 and 2022, including operating results by segment, can be found within ‘—Results of Operations.’

We had cash flow from operations of $20.0 million for the twelve months ended December 31, 2023. At December 31, 2023, we had approximately $18.7 in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘—Liquidity and Capital Resources.’

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

General Trends and Outlook. Many uncertainties remain surrounding the capital, credit, and commodity markets.  We expect oil and gas commodity prices to continue to be affected by: (i) global supply and demand, which are generally a function of global economic conditions, inventory levels, production or supply chain disruptions, technological advances, regional market conditions and the actions of OPEC, other significant producers and governments; (ii) transportation capacity, infrastructure constraints, and costs in producing areas; (iii) inflation rates; and (iv) market perceptions based on these variables. It is expected that oil and refined product prices will be volatile for the foreseeable future given the global impact of the evolving macro-economic environment, current geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, supply activity from OPEC and non-OPEC oil producing countries, oil releases from the U.S. Strategic Petroleum Reserve by the Biden Administration, and COVID-19. While it is difficult to predict the ultimate economic impacts of these factors on our operations, we have noted key factors below that impacted our results of operations in 2023 and will likely impact our results of operations during 2024:

•	Light crude oil commodity pricing and demand.
•	Jet fuel commodity pricing and demand.
•	Naphtha commodity pricing and demand.

We do not operate or own assets in Russia, Ukraine, or the Middle East.

Liquidity and Access to Capital Markets. We continue to actively explore additional funding to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement, Veritex Second Amended Forbearance Agreement, Kissick Forbearance Agreement, and LEH Forbearance Agreement. During 2022, we secured $1.5 million in working capital through CARES Act loans and entered into the initial forbearance agreement with Veritex. There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions, such as those experienced during the height of the COVID-19 pandemic, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

Business Strategy and Accomplishments

Our primary business objectives are to improve our financial profile and refining margins by executing the below strategies, modified as necessary, to reflect changing economic conditions and other circumstances:

Optimize Existing Asset Base	● Maintain safe operations and enhance health, safety, and environmental systems. ● Plan and manage turnarounds and downtime.
Improve Operational Efficiencies	● Reduce or streamline variable costs incurred in production. ● Increase throughput capacity and optimize product slate. ● Increase tolling and terminaling revenue.
Seize Market Opportunities	● Leverage existing infrastructure to engage in renewable energy projects. ● Take advantage of market opportunities as they arise.

Optimize Existing Asset Base. During the twelve months ended December 31, 2023, the Nixon facility improved uptime by 10 days, experiencing 12 days of downtime for compared to 22 days of downtime for the twelve months ended December 31, 2022. Downtime in 2023 related to maintenance and repairs (9 days) and a planned turnaround (3 days); downtime in 2022 related to maintenance and repairs (13 days), weather (5 days), and crude deficiencies associated with cash constraints (4 days). Throughout 2023 management focused on identifying safety and mechanical process improvements to optimize plant operations, particularly given increasing extreme weather impacts.

Improve Operational Efficiencies. Tolling and terminaling revenue increased $1.6 million, or 35.8%, for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 because of increased tank rental revenue and higher ancillary services fees.  Tank rental revenue for the 2023 period increased primarily as a result of April and June payments under the Pilot Forbearance Amendment.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Seize Market Opportunities. In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth. Rising demand for renewable energy is attributable to various factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change. Throughout 2023, management had meaningful discussions with potential commercial partners and expects to continue with these efforts in 2024. Reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development and/or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

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

Downstream Operations

Our refinery operations segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Crude distillation tower (15,000 bpd) ● Petroleum storage tanks (operations support) ● Loading and unloading facilities ● Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply.  Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. During 2022 and 2023, we operated under a crude supply agreement with Tartan. Related to the Tartan Crude Supply Agreement, Tartan stored crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.

Under the volume-based Tartan Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the twelve months ended December 31, 2023 and 2022, volume delivered under the Tartan Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 71.0% and 54.8%, respectively. During the twelve months ended December 31, 2023, substantially all our crude was sourced from Tartan.  During the twelve months ended December 31, 2022, all our crude oil was sourced from Tartan. At December 31, 2023, accounts payable for crude oil and condensate was $0.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3.  We sell our products primarily in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.

The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO.  An Affiliate purchases our jet fuel under an Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to the Affiliate's HUBZone certification.  The product sales agreement with the Affiliate has a one-year term expiring the earliest to occur of March 31, 2024 plus 30-day carryover or delivery of the maximum quantity of jet fuel.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

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

Midstream Operations

Our tolling and terminaling segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Petroleum storage tanks and terminal services ● Loading and unloading facilities	Crude Oil Refined Products	LRM, NPS	Nixon, Texas

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the twelve months ended December 31, 2023 and 2022.  See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties. These assets are inactive. We account for these inactive operations in ‘corporate and other.’ Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the twelve months ended December 31, 2023 and 2022. See “Part II, Item 8. Financial Statements and Supplementary Data – Notes (11) and (15)” related to pipelines and platform decommissioning requirements, operations, and related risks.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Results of Operations

A discussion and analysis of the factors contributing to our consolidated financial results of operations is presented below and should be read in conjunction with our financial statements in “Part II, Item 8. Financial Statements and Supplementary Data.” The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but they should not serve as the only criteria for predicting future performance.

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations.  When the spread between these commodity prices decreases, our margins are negatively affected. To improve margins, we must maximize yields of higher-value finished petroleum products and minimize costs of feedstocks and operating expenses. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally result in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes.  Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

The general outlook for the oil and natural gas industry for the remainder of  2024 remains unclear given uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19. We can provide no assurances that refining margins and demand will remain at current levels.

How We Evaluate Our Operations. Management uses certain financial and operating measures to analyze segment performance. These measures are significant factors in assessing our operating results and profitability and include: refinery operations gross profit (deficit), refining gross profit (deficit) per bbl, tolling and terminaling gross profit (deficit), intercompany processing fees, refinery throughput, production and sales data, and refinery downtime.

Refining Gross Profit (Deficit) per Bbl. We use refining gross profit (deficit) per bbl as a downstream benchmark. This non-GAAP measure supplements presented GAAP financial information. Management uses refining gross profit (deficit) per bbl to analyze our core refining results of operations, assess internal performance against budgeted and forecasted amounts, and evaluate impacts on our financial performance considering potential capital investments. As this non-GAAP measure has important limitations as an analytical tool, it should not be considered a substitute for GAAP financial measures. We believe this measure may help investors, analysts, lenders, and rating agencies analyze our results of operations and liquidity in conjunction with presented GAAP financial results.

Storage Tank Rental Revenue and Ancillary Services Fees. Tolling and terminaling revenue primarily represents storage tank rental fees and ancillary services fees (such as for in-tank blending) associated with customer tank rental agreements. As a result, tank rental revenue and ancillary services fees combined are one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

Operating Costs and Expenses. We manage operating costs and expenses in tandem with meeting environmental, safety, and regulatory requirements while maintaining the mechanical integrity of our assets. Operating costs and expenses are comprised primarily of labor, repair, other maintenance, and utility costs. Refinery operating expenses generally remain stable across broad ranges of throughput volumes, but they can fluctuate from period to period depending on the mix of activities performed and the timing of those expenses within the reporting period. Tolling and terminaling operating costs and expenses are relatively fixed.

Intercompany processing fees. We have an intercompany tolling agreement in place between LE and LRM related to naphtha throughput volumes moving through the naphtha stabilizer unit at the Nixon facility. Although intercompany transactions are eliminated during consolidation, evaluation of intercompany processing fees provides investors with helpful information related to our tolling and terminaling business segment.

Refinery Throughput, Production, and Sales Data. The revenue generated from the refinery operations business segment primarily depends on the crude oil volumes processed into refined products and the refined products volumes sold to customers. These volumes are affected by the supply and demand of, and demand for, crude oil and refined products in the direct and indirect markets served by our assets, as well as refinery downtime.

Refinery Downtime. The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Any scheduled or unscheduled downtime results in lost margin opportunity, potential increased maintenance expense, and reduced refined products inventory, which could adversely impact our ability to meet our payment obligations.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Twelve Months Ended December 31, 2023 (“2023”) Versus Twelve Months Ended December 31, 2022 (“2022”)

Overview. Net income for 2023 was $31.0 million, or income of $2.08 per share, compared to net income of $32.9 million, or income of $2.34 per share, in 2022. The $1.9 million, or $0.26 per share, decrease in net income between the periods was the result of less favorable refining margins and slightly lower product demand.

Total Revenue from Operations. Total revenue from operations was $396.0 million for 2023 compared to total revenue from operations of $487.5 million for 2022, representing a decrease of 18.8%. The primary drivers of the decrease was lower commodity prices and sales volume, impacting refinery operations. Tolling and terminaling revenue increased 35.8% between the periods as a result of Pilot payments in January under the Pilot Forbearance and Accommodation Agreement and in April and June under the Pilot Forbearance Amendment.

Total Cost of Goods Sold. Total cost of goods sold was $351.4 million for 2023 compared to total cost of goods sold of $441.4 million for 2022, representing a decrease of 20.4%. The decrease related to lower crude acquisition costs associated with lower refinery throughput and lower commodity prices.

Gross Profit. Gross profit totaled $44.7 million for 2023 compared to gross profit of $46.1 million for 2022. Less favorable commodity prices and and slightly lower product demand adversely impacted refinery operations gross profit in 2023 compared to 2022.

General and Administrative Expenses. General and administrative expenses totaled $3.1 million in 2023 compared to general and administrative expenses of $2.9 million in 2022.  The $0.2 million, or 7.5%, increase primarily related to higher insurance renewal premiums and legal fees associated with the Pilot dispute.

Depreciation and Amortization. Depreciation and amortization expenses was flat at $2.8 million for both 2023 and 2022.

Total Other Income (Expense). Total other expense in 2023 was flat compared to 2022, totaling $5.9 million for both periods.

	Twelve Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)

Revenue	$390,016	$483,061	$6,032	$4,443	$-	$-	$396,048	$487,504
Intercompany processing fees	(2,590)	(2,583)	2,590	2,583	-	-	-	-
Cost of goods sold	(349,737)	(439,291)	(1,633)	(2,142)	-	-	(351,370)	(441,433)
Gross profit	37,689	41,187	6,989	4,884	-	-	44,678	46,071
Other operating and general and administrative expenses(1)	(1,638)	(1,682)	(87)	(427)	(3,767)	(2,081)	(5,492)	(4,190)
Depreciation and amortization	(1,211)	(1,224)	(1,368)	(1,368)	(219)	(206)	(2,798)	(2,798)
Interest and other non-operating expenses, net	(3,130)	(2,753)	(1,964)	(1,433)	(768)	(1,698)	(5,862)	(5,884)
Income before income taxes	31,710	35,528	3,570	1,656	(4,754)	(3,985)	30,526	33,199
Income tax expense	-	-	-	-	485	(307)	485	(307)
Net income (loss)	$31,710	$35,528	$3,570	$1,656	$(4,269)	$(4,292)	$31,011	$32,892

(1)	General and administrative expenses within refinery operations include the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

2023 Versus 2022

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Refinery operations revenue	$390,016	$483,061
Less: intercompany processing fees(1)	(2,590)	(2,583)
Less: cost of good sold	(349,737)	(439,291)
Refinery operations gross profit	37,689	41,187

Sales (Bbls)	4,126	4,256

Refining gross profit per bbl	$9.13	$9.68

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Refinery Downtime. The Nixon facility improved uptime by 10 days in 2023, experiencing 12 days of downtime compared to 22 days of downtime in 2022. Refinery downtime in 2023 related to maintenance and repairs (9 days) and a planned turnaround (3 days); downtime in 2022 related to maintenance and repairs (13 days), weather (5 days), and crude deficiencies associated with cash constraints (4 days). Throughout 2023, management focused on identifying safety and mechanical process improvements to optimize plant operations, particularly given increasing extreme weather impacts.

Refinery Operations Gross Profit. Refining operations gross profit totaled $37.7 million for 2023 compared to refinery operations gross profit of $41.2 million in 2022, representing a $3.5 million, or 8.5%, decrease. The decrease in 2023 related to lower refining margins and decreased throughput and product demand.

Refining Gross Profit per Bbl. On a per bbl basis, refinery operations gross profit was $9.13 for 2023 compared to gross profit of $9.68 for 2022, representing a decrease of $0.55 per bbl. The decrease related to less favorable commodity prices and decreased refined product demand.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as for in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

2023 Versus 2022

Tolling and Terminaling Revenue. Storage tank rental and ancillary services fees totaled $6.0 million in 2023 compared to storage tank rental and ancillary services fees of $4.4 million in 2022. Intercompany processing fees were flat at $2.6 million for both periods. The significant increase in storage tank rental revenue in 2023 was the result of Pilot payments in January under the Pilot Forbearance and Accommodation Agreement and in April and June under the Pilot Forbearance Amendment.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit totaled $7.0 million in 2023 compared to tolling and terminaling gross profit of $4.9 million in 2022. The $2.1 million, or 42.9%,  increase related to higher tolling and terminaling revenue associated with the aforementioned Pilot payments.

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Tolling and terminaling revenue	$6,032	$4,443
Intercompany processing fees(1)	2,590	2,583
Less: cost of goods sold	(1,633)	(2,142)
Tolling and terminaling gross profit	$6,989	$4,884

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Capital Resources and Liquidity

We had $6.1 million and $45.2 million in working capital deficits at December 31, 2023 and December 31, 2022, respectively, representing a $39.1 million improvement.  Excluding the current portion of long-term debt, we had $33.3 million and $2.1 million in working capital at December 31, 2023 and December 31, 2022, respectively, representing an improvement of $31.2 million. The significant improvement in working capital over the previous year was due to decreases in the current portion of long-term debt, accounts payable, and accrued interest payable.  The improvement was also due to a significant increase in cash from operations, accounts receivable, and inventory.

Cash and cash equivalents totaled $18.7 million and $0.5 million at December 31, 2023 and December 31, 2022, respectively, representing an increase of $18.2 million.  Restricted cash, noncurrent totaled $0.0 and $1.0 million at December 31, 2023 and December 31, 2022, respectively, and related to a Veritex payment reserve account. The Veritex payment reserve account, which is required to have a balance of $1.0 million, was replenished in early January 2024. Accounts receivable, related party, which was associated with the sale of jet fuel to LEH, totaled $4.2 million and $0.0 at December 31, 2023 and December 31, 2022, respectively.

We generally rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Third Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

We continue to actively explore additional funding to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement, Veritex Second Amended Forbearance Agreement, Kissick Forbearance Agreement, and LEH Forbearance Agreement. During 2022, we secured $1.5 million in working capital through CARES Act loans and entered into the initial forbearance agreement with Veritex. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

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

Sources and Use of Cash

Components of Cash Flows.

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$20,005	$16,272
Investing activities	(102)	(102)
Financing activities	(2,706)	(14,706)
Increase in Cash and Cash Equivalents	$17,197	$1,464

Cash Flow from Operations. We had cash flow from operations of $20.0 million for 2023 compared to cash flow from operations of $16.3 million for 2022, representing a $3.7 million improvement in cash flow from operations between the periods was due to profit from operations, which was offset by a buildup in inventory in 2023 and 2022.

Capital Expenditures. Capital expenditures totaled $0.1 million in both 2023 and 2022. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19, we anticipate continuing to limit capital expenditures over the next twelve months. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Debt and Lease Obligations

Debt Agreements.

Related-Party Agreements Summary. Blue Dolphin was a party to the June LEH Note with LEH at December 31, 2022.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at December 31, 2023 and 2022. Summaries of the debt agreements follow:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note (debt satisfied in March 2023)	LEH	January 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Second Amended and Restated Operating Agreement
	Blue Dolphin
BDPL-LEH Loan Agreement (in forbearance)	LEH	August 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
	BDPL

Pursuant to the Assignment Agreement, the March Ingleside Note and March Carroll Note were assigned to and assumed by LEH under the June LEH Note effective December 31, 2022.  Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note; as a result, debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied.  All encumbrances that the lender or assignee had against Blue Dolphin were thereby terminated.

Third-Party Agreements Summary.  Blue Dolphin and certain subsidiaries are parties to the following debt agreements with third parties:

				Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default) (1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan;
	Veritex					capital improvements
LRM Term Loan Due 2034 (in default) (1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan;
	Veritex					capital improvements
Kissick Debt (in forbearance)(2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)

Restricted cash, noncurrent totaled $0.0 and $1.0 million at December 31, 2023 and December 31, 2022, respectively. Restricted cash, noncurrent reflects amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million. The payment reserve account was replenished in early January 2024.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment due in November 2024. As of December 31, 2023 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to covenant violations.

(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

(5)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(6)

In May 2019, LE entered into 12-month equipment rental agreement with an option to purchase backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

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

		•	Substantially all assets
Kissick Debt (in forbearance)(2)	---	•	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• USDA	•	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	• Jonathan Carroll(1)	•	Leasehold deed of trust lien on certain property leased by NPS from LE
	• Affiliate cross-guarantees	•	Assignment of leases and rents and certain personal property
BDPL-LEH Loan Agreement (in forbearance)	---		Certain BDPL property
SBA EIDLs
Blue Dolphin Term Loan Due 2051	---	•	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	•	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	•	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	•	First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

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

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.03 million for both 2023 and 2022.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $1.2 million and $0 for 2023 and 2022, respectively  Due to its one-year term, the lease is being treated as short-term.

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal and Accrued Interest.

	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$ 19,858	$ 20,801
LRM Term Loan Due 2034 (in default)	8,260	8,671
Kissick Debt (in forbearance)	7,147	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
LEH
June LEH Note (debt satisfied)	-	1,211
BDPL-LEH Loan Agreement (in forbearance)	5,308	8,094
SBA EIDLs
Blue Dolphin Term Loan Due 2051	2,135	2,082
LE Term Loan Due 2050	162	162
NPS Term Loan Due 2050	162	162
Equipment Loan Due 2025	29	38
	53,036	62,202

Less: Current portion of long-term debt, net	(39,440)	(47,366)
Less: Unamortized debt issue costs	(1,947)	(2,149)
Less: Accrued interest payable	(3,904)	(10,365)
	$ 7,745	$ 2,322

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, NPS Term Loan Due 2031, and Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2023 and 2022.  Although the debt associated with the BDPL-LEH Loan Agreement was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, the debt was reclassified to long-term debt, net of current portion at December 31, 2023 as a result of the LEH Forbearance Agreement.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$ 1,674	$ 1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,225)	(1,023)
	$ 1,947	$ 2,149

Amortization expense was $0.2 million for both 2023 and 2022.

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in forbearance)	$ 2,169	$ 6,028
LEH
BDPL-LEH Loan Agreement (in forbearance)	1,308	4,094
Veritex Loans
LE Term Loan Due 2034 (in default)	181	53
LRM Term Loan Due 2034 (in default)	70	66
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA EIDLs
Blue Dolphin Term Loan Due 2051	135	82
LE Term Loan Due 2050	12	12
NPS Term Loan Due 2053	12	12
Equipment Loan Due 2025	-	1
	3,904	10,365
Less: Accrued interest payable	(2,596)	(10,365)
Long-term interest payable, net of current portion	$ 1,308	$ -

Forbearance Agreements and Default.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $4.5 million in 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults prior to April 2023.

LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement, including the interest-only payment period. BDPL paid LEH approximately$3.4 millionin 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults prior to May 2023.

Defaults. As of  December 31, 2023 and the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations.  At  December 31, 2023 and through March 29, 2024, we were in forbearance under the LE Term Loan Due 2034 and LRM Term Loan Due 2034; as of the filing date of this report, we were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 due to covenant violations. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.

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

Proceeds from Debt. Net proceeds from the issuance of debt totaled $0.0 for 2023 and $1.5 million for 2022.  Proceeds in 2022 represented additional principal under the Blue Dolphin Term Loan Due 2051.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Total Debt and Lease Obligations by Settlement.  The table below summarizes our principal contractual debt and lease obligations at December 31, 2023, by expected settlement period:

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
	(in thousands)
Long-term debt less unamortized debt issue costs(1)(2)
Third-party	$39,440	$1,629	$132	$1,984	$43,185
Related-party	-	4,000	-	-	4,000
Total long-term debt less debt issue costs	39,440	5,629	132	1,984	47,185

Lease obligations	147	-	-	-	147

	$39,587	$5,629	$132	$1,984	$47,332

(1)	See “Part II, Item 8. Financial Statements and Supplementary Data – Notes (3) and (10)” for additional disclosures related to third-party and related-party debt.
(2)

Excludes interest payable; at December 31, 2023, interest payable and interest payable, related party was estimated to be $2.6 million (less than 1 year), $1.3 million (between 1 and 3 years), $0 (between 3 and 5 years), and $0 (5 years and later).

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

	Number Significant	% Total Revenue	Accounts Receivable
Twelve Months Ended	Customers	from Operations	at December 31,

December 31, 2023	3	75.0%	$4.2
December 31, 2022	2	60.4%	$0.0

One of our significant customers is LEH, an Affiliate. LEH purchases our jet fuel under an Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification  LEH lifts the jet fuel stored at the Nixon Facility as needed.  For  2023 and 2022, the Affiliate accounted for approximately 31.7% and 35.7% of total revenue from operations, respectively.  The Affiliate represented approximately $4.2 million and $0.0 in accounts receivable, related party at December 31, 2023 and 2022, respectively.

Surety Bonds

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

Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way, an increase of approximately $3.9 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to decommissioning its offshore pipelines and platform would likely help in future discussions with BOEM related to the INCs. Fulfilling abandonment obligations related to the subject assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2023 and 2022.  At both December 31, 2023 and 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. ("RLI"). However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds. Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June, July, and December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.25 million.  On February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

BSEE Offshore Platform Inspections and Decommissioning Obligations

BDPL has pipelines and platform assets subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations.  Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Platform Inspections. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of December 31, 2023.  BDPL filed an appeal to the civil penalty on March 25, 2024.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM   mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late December 2023 to mid-February 2024. Additional work is planned for the second quarter of 2024. Based on resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the second quarter 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL can complete anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of December 31, 2023 and 2022. Due to BDPL’s failure to comply with BSEE requirements, BDPL could still be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  On  December 31, 2023 and 2022, BDPL maintained $4.5 million and $3.7 million, respectively, in AROs related to the abandonment of these assets, which amount does not include potential penalties.

Off-Balance Sheet Arrangements

None.

Accounting Standards

Critical Accounting Policies and Estimates.

Significant Accounting Policies.  Our significant accounting policies relate to use of estimates, cash and cash equivalents, restricted cash, accounts receivable and allowance for credit losses, inventory, property and equipment, leases, revenue recognition, income taxes, impairment or disposal of long-lived assets, asset retirement obligations, and computation of earnings per share.

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of December 31, 2023 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

New Pronouncements Adopted.  During 2023 and 2022 we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.  No new pronouncements that have been issued but are not yet effective are expected to have a material impact on our financial position, results of operations, or liquidity.

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09").  In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. We will adopt ASU 2023-09 in the fourth quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07).   In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. We will adopt ASU 2023-07 in our fourth quarter of 2025 using a retrospective transition method.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Blue Dolphin Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Related Party Transactions

As described in Note 3 to the consolidated financial statements, Lazarus Energy Holdings (LEH) is a controlling stockholder of the Company.  In addition, there is a director and executive officer in common between the companies.  Each of these entities and individuals have been identified as a related party as of and for the year ended December 31, 2023.   The Company has entered into several transactions with related parties, including but not limited to, agreements for management of the operating facility, sale of jet fuel to LEH, and various credit facilities provided to the Company by LEH.

We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter.  This required a high degree of auditor judgment and subjectivity in performing procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and identify and account for related party transactions.

Our audit procedures included (i) inquiring of executive officers, key members of management, the Audit Committee of the Board of Directors, and others within the Company regarding the existence of related party relationships and transactions, (ii) gaining an understanding of the Company’s process for identifying, authorizing, accounting for and disclosing related parties and related party transactions, (iii) confirming related party balances, (iv) reading agreements and contracts with related parties and evaluating whether authorization and approvals were obtained and if the terms and other information about the transactions are consistent with management’s responses from inquiries and other audit evidence obtained about the business purpose of the transactions, (v) reading the Company’s minutes from meetings of the Board of Directors, and (vi) evaluating the completeness and accuracy of disclosures in the consolidated financial statements.

Going Concern

As described in Note 1 to the consolidated financial statements, the Company has significant debt in default and has a working capital deficiency.  The ability of the Company to continue as a going concern is dependent on its ability to generate sufficient cash to fund operations and meet its obligations as they become due.  The Company has concluded that its plans, as described in Note 1, alleviate the substantial doubt related to its ability to continue as a going concern.

We identified the Company’s ability to continue as a going concern as a critical audit matter.  Assessing the Company’s assertion on its ability to continue as a going concern is complex and involves a high degree of subjectivity and judgment as it relates to the reasonableness of the assumptions used and judgements made in the determination.

Our audit procedures included (i) inquiring of executive officers, key members of management, the Audit Committee of the Board of Directors, and others within the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern, (ii) evaluating management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow, (iii) assessing the availability of additional credit, and (iv) evaluating the completeness and accuracy of disclosures in the consolidated financial statements.

/s/ UHY LLP
UHY LLP
Sterling Heights, Michigan April 1, 2024 PCAOB Number: 01195

We have served as the Company’s auditor since 2002.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,713	$520
Accounts receivable, net	116	1,148
Accounts receivable, related party	4,184	-
Prepaid expenses and other current assets	1,591	3,466
Deposits	110	110
Inventory	24,576	19,844
Total current assets	49,290	25,088

LONG-TERM ASSETS
Total property and equipment, net	54,958	57,436
Operating lease right-of-use assets, net	158	149
Restricted cash, noncurrent	5	1,001
Surety bonds	230	230
Deferred tax assets, net	1,436	-
Total long-term assets	56,787	58,816

TOTAL ASSETS	$106,077	$83,904

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion	$39,440	$42,155
Long-term debt, related party, current portion	-	5,211
Interest payable	2,596	6,271
Interest payable, related party	-	4,094
Accounts payable	1,814	2,161
Accounts payable, related party	889	155
Current portion of lease liabilities	147	156
Income taxes payable	951	307
Asset retirement obligations, current portion	4,504	3,710
Accrued expenses and other current liabilities	5,084	6,114
Total current liabilities	55,425	70,334

LONG-TERM LIABILITIES
Unearned contract renewal income, net of current	-	660
Long-term debt, net of current portion	3,745	2,322
Long-term debt, related party, net of current portion	4,000	-
Long-term interest payable, related party, net of current portion	1,308	-
Total long-term liabilities	9,053	2,982

TOTAL LIABILITIES	64,478	73,316

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at December 31, 2023 and 2022, respectively)(1)	149	149
Additional paid-in capital	39,758	39,758
Retained earnings (deficit)	1,692	(29,319)
TOTAL STOCKHOLDERS' EQUITY	41,599	10,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,077	$83,904

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At both December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Consolidated Statements of Income

	Twelve Months Ended December 31,
	2023	2022
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$390,016	$483,061
Tolling and terminaling	6,032	4,443

Total revenue from operations	396,048	487,504

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	340,268	429,723
Other conversion costs	11,102	11,710
Total cost of goods sold	351,370	441,433

Gross profit	44,678	46,071

COST OF OPERATIONS
LEH operating fee, related party	533	744
Other operating expenses	208	221
General and administrative expenses	3,134	2,915
Depreciation and amortization	2,798	2,798
Impairment of assets	1,558	114
Bad debt expense	-	62
Accretion of asset retirement obligations	59	134

Total cost of operations	8,290	6,988

Income from operations	36,388	39,083

OTHER INCOME (EXPENSE)

Interest and other income	241	1
Interest and other expense	(6,103)	(5,885)
Total other income (expense)	(5,862)	(5,884)

Income before income taxes	30,526	33,199

Income tax expense	485	(307)

Net Income	$31,011	$32,892

Income per common share:
Basic	$2.08	$2.34
Diluted	$2.08	$2.34

Weighted average number of common shares outstanding:
Basic	14,921,968	14,079,327
Diluted	14,921,968	14,079,327

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
			Additional Paid-In		Total Stockholders'
	Shares Issued	Par Value	Capital	Accumulated Deficit	Equity (Deficit)
		(in thousands except share amounts)

Balance at December 31, 2021	12,693,514	$127	$38,457	$(62,211)	$(23,627)

Common stock issued for payment of debt	1,951,416	20	1,142	-	1,162
Common stock issued for services	277,038	2	159	-	161
Net income	-	-	-	32,892	32,892

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	31,011	31,011

Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2023	2022
	(in thousands)
OPERATING ACTIVITIES
Net income	$31,011	$32,892
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,798	2,798
Accretion of asset retirement obligations	59	134
Deferred income tax	(1,436)	-
Amortization of debt issue costs	204	204
Guaranty fees paid in kind	-	605
Related-party interest expense paid in kind	-	598
Loss on issuance of shares	-	357
Bad debt	-	62
Impairment of fixed assets	1,558	114
Changes in operating assets and liabilities
Accounts receivable	1,032	(1,084)
Accounts receivable, related party	(4,184)	-
Deferred revenues and expenses	(1,140)	(540)
Prepaid expenses and other current assets	1,875	(1,033)
Inventory	(4,732)	(16,746)
Accounts payable, accrued expenses and other liabilities	(7,774)	(2,089)
Accounts payable, related party	734	-
Net cash provided by operating activities	20,005	16,272

INVESTING ACTIVITIES
Capital expenditures	(102)	(102)
Net cash used in investing activities	(102)	(102)

FINANCING ACTIVITIES
Proceeds from debt	-	1,500
Payments on debt principal	(1,495)	(1,017)
Net activity on related-party debt	(1,211)	(15,189)
Net cash used in financing activities	(2,706)	(14,706)
Net change in cash, cash equivalents, and restricted cash	17,197	1,464

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,521	57
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$18,718	$1,521

Supplemental Information:
Non-cash investing and financing activities:
Issuance of shares for services and/or to extinguish debt	$-	$966
Right of use assets financed via operating leases	$215	$-
Interest paid	$11,228	$5,534

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Notes to Consolidated Financial Statements

(1)	Organization

Company Overview

Blue Dolphin was formed in 1986 as a Delaware corporation.  The company is an independent downstream energy company operating in the Gulf Coast region of the U.S.  Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.25 million bbls of petroleum storage tank capacity in Nixon, Texas.  Blue Dolphin trades on the OTCQX under the ticker symbol “BDCO.”

Assets are organized into two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services).  See “Note (4)” for more information about our business segments.

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Blue Dolphin, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 83% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer of our refined products.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates. See “Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Going Concern Assessment
Certain conditions and events were noted that initially caused management to evaluate our ability to continue as a going concern.  These conditions and events include significant debt either in default or under a forbearance agreement that expired on  March 29, 2024 and classified within the current portion of long-term debt on our consolidated balance sheet at  December 31, 2023 and current and historical working capital deficits at  December 31, 2023.  Our current assets totaled  $49.3 million, and our current liabilities, excluding the current portion of long-term debt, totaled $16.0 million as of  December 31, 2023. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  To bolster working capital reserves, management continues efforts to restructure debt obligations and reduce cash requirements.  Management acknowledges that uncertainty remains related to future operating margins.  However, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.  Our audited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Our significant current debt resulted from certain third-party loan agreements being classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2023 and 2022 due to being in default/forbearance. Excluding accrued interest, we had current debt of $39.4 million and $47.4 million as of December 31, 2023 and 2022, respectively. Our significant current debt at December 31, 2023 consisted of bank debt to Veritex and GNCU.

Forbearance Agreements and Default

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $4.5 million for the twelve months ended December 31, 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults prior to April 2023.

LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement, including the interest-only payment period. BDPL paid LEH approximately $3.4 million for the twelve months ended December 31, 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults prior to May 2023.

Defaults. As of  December 31, 2023 and the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations.  As of  December 31, 2023 and through March 29, 2024, we were in forbearance under the LE Term Loan Due 2034 and LRM Term Loan Due 2034; as of the filing date of this report, we were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 due to covenant violations. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Refining Margins

Our results of operations and liquidity are highly dependent upon the margins we receive for our refined products. The dollar per bbl commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations. The general outlook for the oil and natural gas industry for 2024 remains unclear given uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COV-19.

Net income for the twelve months ended December 31, 2023 totaled $31.0 million, or $2.08 per share, compared to net income of $32.9 million, or $2.34 per share, for the twelve months ended December 31, 2022. The $1.9 million, or $0.26 per share, decrease in net income between the periods resulted from lower refining margins. We cannot assure investors that refining margins and demand will remain at current levels.

Working Capital Improvements

We continue to actively explore additional funding to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement, Veritex Second Amended Forbearance Agreement, Kissick Forbearance Agreement, and LEH Forbearance Agreement. During 2022, we secured $1.5 million in working capital through CARES Act loans and entered into the initial forbearance agreement with Veritex. We had $6.1 million and $45.2 million in working capital deficits at December 31, 2023 and 2022, respectively, representing a $39.1 million improvement.  Excluding the current portion of long-term debt, we had $33.3 million and $2.1 million in working capital at December 31, 2023 and 2022, respectively, representing a $31.2 million increase. The significant increase in working capital over the previous twelve months was due to decreases in the current portion of long-term debt, accounts payable, and accrued interest payable. The improvement was also due to a significant increase in cash from operations, accounts receivable, and inventory, as well as a 3 contractual settlements related to Pilot.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital, favorable refining margins, and consistent operations at the Nixon refinery.

●

Working Capital – As noted above, we have historically had working capital deficits primarily due to having significant current debt. Sufficient working capital is necessary to meet contractual, operational, regulatory, and safety needs. Our short-term working capital needs are primarily related to (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Third Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to the repayment of long-term debt obligations. To avoid business disruptions and manage cash flow, we optimize receivables and payables by prioritizing payments, optimize inventory levels based on demand, monitor discretionary spending, and carefully manage capital expenditures.

●

Refining Margins – Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher-value finished petroleum products and minimize costs of feedstocks and operating expenses. Our margins are negatively affected when the spread between these commodity prices decreases. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically, there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices, therefore, depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity. To remain competitive in a volatile commodity price environment, we adjust throughput and production based on market conditions and our product slate based on commodities pricing.

●

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

General macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19 continue to evolve, and the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under secured loan agreements that are in default, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

(2)	Principles of Consolidation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, which include Blue Dolphin and its subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in FASB’s ASC, the single source of GAAP. All significant intercompany items have been eliminated in consolidation. Additionally, any material subsequent events that occurred after the date through which this report covers have been properly recognized or disclosed in our financial statements. In management’s opinion, all adjustments necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

Significant Accounting Policies

The summary of significant accounting policies of Blue Dolphin is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in preparing our consolidated financial statements.

Use of Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and our amounts of revenue and expenses during the reporting period. Although commodity price volatility, macroeconomic conditions, geopolitical tensions, COVID-19, and severe weather resulting from climate change have impacted these estimates and assumptions, we are continually working to mitigate future risks. However, the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of December 31, 2023 and through the filing date of this report. The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Management has deemed this a normal business risk. We monitor the financial condition of the financial institutions and have experienced no losses associated with these accounts. Restricted cash at  December 31, 2023 and 2022 reflects amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$18,713	$520
Restricted cash	-	-
Restricted cash, noncurrent	5	1,001
	$18,718	$1,521

Accounts Receivable and Allowance for Credit Losses. Accounts receivable are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $0.06 million and $0 at December 31, 2023 and 2022.

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

Inventory. Inventory primarily consists of refined products, crude oil and condensate, and chemicals. Inventory is valued at the lower of cost or net realizable value with cost determined by the average cost method, and net realizable value determined based on estimated selling prices less associated delivery costs. If the net realizable value of our refined products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of goods sold. See “Note (7)” for additional disclosures related to inventory.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Pipelines and Facilities. We record our pipelines and facilities at cost less any adjustments for depreciation or impairment. We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at December 31, 2016. During the twelve months ended  December 31, 2023 and 2022, we recorded an additional impairment of $1.6 million and $0.1 million, respectively, due to an additional change in the timing of decommissioning these assets and estimated costs. Our pipelines and facilities assets are inactive. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late  December 2023 to mid- February 2024. Additional work is planned for the second quarter of 2024. See “Notes (11) and (15)” for additional disclosures related to the decommissioning of our pipelines and facilities assets, related risks, and asset retirement obligations.

Oil and Gas Properties. Our oil and gas properties are accounted for using the full-cost method of accounting, whereby all costs associated with the acquisition, exploration, and development of oil and gas properties, including directly related internal costs, are capitalized on a cost-center basis.  Amortization of such costs and estimated future development costs are determined using the unit-of-production method. All leases associated with our oil and gas properties have expired, and our oil and gas properties have been fully impaired since 2011.

Construction in Progress (CIP). CIP expenditures, including capitalized interest, relate to the Nixon facility's construction and refurbishment activities and equipment. These expenditures are capitalized as incurred. Depreciation begins once the asset is placed in service. See “Note (8)” for additional disclosures related to refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and CIP.

Leases. We determine whether a contract or agreement is or contains a lease at inception. If the contract is or includes a lease with a term greater than one year, we recognize an ROU asset and lease liability as of the commencement date based on the present value of the lease payments over the lease term. We determine the present value of the lease payments by using the implicit rate when readily determinable. If the implicit rate is not defined, we use the incremental borrowing rate to discount lease payments to present value. We adjust lease terms to include options to extend or terminate the lease when it is reasonably certain we will exercise those options.

For operating leases, we record lease costs on a straight-line basis over the lease term; we record lease expenses in the appropriate line on the income statement based on the leased asset’s intended use. For finance leases (previously referred to under GAAP as capital leases), we amortize lease payments for the ROU asset on a straight-line basis over the lesser of the leased asset’s useful life or the lease term; we record amortization expenses on the income statement in ‘depreciation and amortization expense;’ we record interest expense on the income statement in ‘interest and other expense.’

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

We consider various facts and circumstances in assessing the point of a control transfer, including but not limited to whether the purchaser can direct the use of the refined product, the transfer of significant risks and rewards, our rights to payment, and the transfer of legal title. In each case, the term between the sale and when payment is due is insignificant. We include incurred transportation, shipping, and handling costs in the cost of goods sold. We do not include excise and other taxes collected from customers and remitted to governmental authorities in revenue.

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

We typically satisfy performance obligations for tolling and terminaling operations over time, as services are performed. We determine the transaction price at agreement inception based on the guaranteed minimum revenue over the agreement term. We allocate the transaction price to the single performance obligation under the agreement. We recognize revenue in the amount we have a right to invoice. Generally, payment terms do not exceed 30 days.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Revenue from storage tank customers may occasionally include fees for ancillary services, such as in-tank and tank-to-tank blending. These services are considered optional to the customer. The fixed cost under the customer’s storage tank agreement does not include ancillary services fees. We consider ancillary services a separate performance obligation under the storage tank agreement. We satisfy the performance obligation and recognize the associated fee when we complete the requested service.

Deferred Revenue. Deferred revenue represents a liability related to a revenue-producing activity as of the balance sheet date. We record unearned revenue, usually customer prepayments, when we receive the cash payment. Once we satisfy the performance obligation, we recognize revenue conforming to GAAP.

Contract Balances. The timing of revenue recognition, billings, and cash collections results in billed accounts receivable and customer pre-payments and deposits (contract liabilities) on our consolidated balance sheet. Amounts are billed as products are lifted and sold or upon signing of bulk sales contracts. Generally, billing occurs subsequent to revenue recognition, resulting in a short-term liability. We sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These deposits are liquidated when revenue is recognized.

Unearned Contract Renewal Income. We recognize deferred revenue from suppliers for upfront payments received but not yet earned as a reduction of cost of sales on a straight-line basis over the term of the supply contract.

Income Taxes. Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Income taxes are calculated utilizing the applicable rates on items included in income determination for income tax purposes. Our effective tax rate may be different than expected if the federal and state statutory rates were applied to income from continuing operations due to certain items that are deductible or included in income for tax purposes that are not deductible or included for financial statement purpose.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2023 and 2022, there were no uncertain tax positions for which a reserve or liability was necessary.

Deferred Taxes. Deferred income tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when we cannot conclude that the realization of the deferred income tax assets is more likely than not.

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

Commodity price market volatility associated with general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19 could affect the value of certain of our long-lived assets. Management evaluated refinery and facilities assets for impairment as of December 31, 2023. We did not record any impairment of our long-lived assets for the periods presented.

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

Refinery and Facilities. We have no legal or contractual obligation to dismantle or remove the refinery and facilities assets. Further, we believe these assets have indeterminate lives because we cannot reasonably estimate the dates or ranges upon which we would retire these assets. Management will record an asset retirement obligation for these assets when a definitive obligation arises, and retirement dates are evident.

Pipeline and Facilities; Oil and Gas Properties. Management uses significant judgment to estimate future asset retirement costs for our pipelines, related facilities, and oil and gas properties. These costs relate to dismantling and disposing of certain physical assets, plugging and abandoning wells, and restoring land and sea beds. Factors considered include regulatory requirements, structural integrity, water depth, reservoir depth, equipment availability, and mobilization efforts. We review our assumptions and estimates of future abandonment costs annually. See “Note (11)” for additional information related to AROs.

Blue Dolphin Energy Company
Form 10-K
, Period Ended December 31, 2023

Computation of Earnings Per Share. We present basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We calculate diluted EPS by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the entity’s earnings. We do not currently have issued options, warrants, or similar instruments. Convertible shares, if granted, are not included in the computation of earnings per share if anti-dilutive. See “Note (14)” for additional information related to EPS.

New Pronouncements Adopted

During the twelve months ended December 31, 2023, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective

New pronouncements that have been issued but are not yet effective are highlighted below:

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09").  In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. We will adopt ASU 2023-09 in the fourth quarter of 2025. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07).   In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. We will adopt ASU 2023-07 in our fourth quarter of 2024 using a retrospective transition method.

(3)	Related-Party Transactions

Affiliate Agreements

Financial and Operating Agreements. Blue Dolphin and certain subsidiaries are parties to several financial and operational agreements with Affiliates.

Agreement/Transaction	Parties	Effective Date	Key Terms
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023	Related to payoff of Blue Dolphin $2.0 million SBA loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under Blue Dolphin Term Loan Due 2051 as consideration for providing his personal guarantee.
Jet Fuel Purchase Agreements	LE LEH	04/21/2023	Product agreements for the purchase of jet fuel by LE from LEH; first transaction dated 04/21/2023 for approximately 1.9 million gallons of jet fuel; second transaction dated 05/10/2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH's product cost; LE sold the products back to LEH under a prior jet fuel sales agreement between the parties.
Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
Affiliate Revolving Credit Agreement	Blue Dolphin and subsidiaries LEH and affiliates	04/01/2024	Credit agreement for working capital purposes up to a maximum of $5.0 million in the aggregate; advances are at LEH's sole discretion; initial term expires on April 30, 2025; automatically renews for one year periods unless sooner terminated by the parties; interest accrues at the WSJ Prime rate plus 2.00%, compounded annually, and paid quarterly.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023

Related to payoff of LE $25.0 million Veritex loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under LE Term Loan Due 2034 as consideration for providing his personal loan guarantee.

LE Amended and Restated Master Services Agreement	LE Ingleside	03/01/2023	For storage of products intended for customer receipt by barge; tank rental fee $0.1 million per month.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

Related to payoff of LRM $10.0 million Veritex loan; Jonathan Carroll receives a fee equal to 2.00% per annum of outstanding principal balance owed under LRM Term Loan Due 2034 as consideration for providing his personal guarantee.

NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023	Related to payoff of NPS $10.0 million GNCU loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under NPS Term Loan Due 2031 as consideration for providing his personal guarantee.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	For LEH storage of jet fuel at the Nixon facility; tank rental fee $0.2 million per month; 1-year term on an evergreen basis; either party may cancel upon 60 days' prior written notice.
Office Sub-Lease Agreement	LEH BDSC	01/01/2018	12-month extension of prior office sublease; term expires 08/31/2024; office lease Houston, Texas; rent approximately $0.003 million per month.
Third Amended and Restated Operating Agreement	Blue Dolphin and subsidiaries LEH	04/01/2024	1-year term; expires 04/01/2025 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin and its subsidiaries.

See “Note (16)” for additional information regarding recent updates to related party financial and operating agreements.

Debt Agreements. Blue Dolphin was a party to the June LEH Note with LEH at December 31, 2022.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at  December 31, 2023 and 2022. Summaries of the debt agreements follow:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note (debt satisfied in March 2023)	LEH	January 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Second Amended and Restated Operating Agreement
	Blue Dolphin
BDPL-LEH Loan Agreement (in forbearance)	LEH	August 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
	BDPL

June LEH Note.  Pursuant to the Assignment Agreement, the March Ingleside Note and March Carroll Note were assigned to and assumed by LEH under the June LEH Note effective December 31, 2022.  Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note; as a result, debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied.  All encumbrances that the lender or assignee had against Blue Dolphin were thereby terminated.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Forbearance and Defaults.

LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $3.4 millionfor the twelve months ended December 31, 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Covenants, Guarantees and Security. The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  Certain BDPL property serves as collateral under the BDPL-LEH Loan Agreement.

See “Notes (1) and (10)” for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Related-Party Financial Impact

Working Capital. We historically relied on Affiliates for funding during periods of working capital deficits.  We reflected such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party.

Consolidated Balance Sheets.

Accounts receivable, related party.  Accounts receivable, related party for the sale of jet fuel to LEH totaled $4.2 million and $0.0 at December 31, 2023 and 2022, respectively. Amounts Blue Dolphin owed to LEH under the Second Amended and Restated Operating Agreement were net settled against amounts LEH owed to LE under a prior jet fuel sales agreement between the parties. Excess amounts owed by LEH to LE were reflected in accounts receivable, related party on our consolidated balance sheet.

Accounts payable, related party. Accounts payable, related party totaled approximately $0.9 million and $0.2 million at December 31, 2023 and 2022, respectively.  Accounts payable, related party at December 31, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment.  Accounts payable, related party at December 31, 2022 reflected amounts owed to LTRI for previously purchased refinery equipment.

Long-term debt, related party, current portion and accrued interest payable, related party, net of current portion.

	December 31,
	2023	2022
	(in thousands)
LEH
June LEH Note (debt satisfied March 2023)	$-	$1,211
BDPL-LEH Loan Agreement (in forbearance)	5,308	8,094
LEH Total	5,308	9,305

Less: Long-term debt, related party, current portion	-	(5,211)
Less: Accrued interest payable, related party, current portion	-	(4,094)
Long-term debt and interest payable, related party	$5,308	$-

In 2023, LE purchased jet fuel from LEH pursuant to to Jet Fuel Purchase Agreements.  The first transaction occurred in April 2023 for approximately $4.0 million.  The second transaction occurred in May 2023 for approximately $4.4 million.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Consolidated Statements of Income.

Total revenue from operations.

	Twelve Months Ended December 31,
	2023		2022
	(in thousands, except percent amounts)
Refinery operations
LEH	$123,395	31.2%	$173,646	35.6%
Third-Parties	266,621	67.3%	309,415	63.5%
Tolling and terminaling
LEH	2,160	0.5%	360	0.1%
Third-Parties	3,872	1.0%	4,083	0.8%
	$396,048	100.0%	$487,504	100.0%

Interest expense.

	Twelve Months Ended December 31,
	2023	2022
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$403	$428
Tied to Second Term Loan Due 2034	167	177
Tied to Blue Dolphin Term Loan Due 2051	40	-
Tied to NPS Term Loan Due 2031	200	-
LEH
BDPL-LEH Loan Agreement (in forbearance)	657	480
June LEH Note (debt satisfied)	-	598
	$1,467	$1,683

Other. BDSC received sublease income from LEH totaling $0.03 million for both twelve-month periods ended December 31, 2023 and 2022.

The LEH operating fee, related party totaled $0.5 million for the twelve months ended December 31, 2023 compared to approximately $0.7 million for the twelve months ended December 31, 2022. The decrease in both comparative periods was related to lower refinery operating expenses on lower throughput and lower inventory impairment.

Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $1.2 million and $0 for the twelve months ended December 31, 2023 and 2022.

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

Revenue from Contracts with Customers

Disaggregation of Revenue.  We present revenue in the table below under ‘Segment Information’ separated by business segment because management believes this presentation benefits users of our financial information.

Receivables from Contracts with Customers.  We present accounts receivable from contracts with customers as accounts receivable, net on our consolidated balance sheets.

Contract Liabilities.  Our contract liabilities consist of unearned revenue from customers through prepayments.  We include unearned revenue in accrued expenses and other current liabilities on our consolidated balance sheets.  See “Note (9)” for more information related to unearned revenue.

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and have no remaining performance obligations.

Contract Balances

Revenue recognized for the twelve months ended December 31, 2023 and 2022 that was included in the contract liability balances at the beginning of each year was $1.1 million and $0.5 million, respectively.

	December 31,
	2023	2022
Accounts receivable (including related-party), beginning of year	$1,148	$126
Accounts receivable (including related-party), end of year	4,300	1,148

Unearned revenue, beginning of year	$3,888	$4,388
Unearned revenue, end of year	3,243	3,888

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Segment Information

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)

Refinery operations	$390,016	$483,061
Tolling and terminaling	6,032	4,443
Total revenue from operations	396,048	487,504

Intercompany processing fees(1)
Refinery operations	(2,590)	(2,583)
Tolling and terminaling	2,590	2,583
Total intercompany processing fees	-	-

Operation costs and expenses(2)
Refinery operations	(349,737)	(439,291)
Tolling and terminaling	(1,633)	(2,142)
Corporate and other	(208)	(221)
Total operation costs and expenses	(351,578)	(441,654)

Gross profit
Refinery operations	37,689	41,187
Tolling and terminaling	6,989	4,884
Total gross profit	44,678	46,071

Other operating and general and administrative expenses(3)
Refinery operations	(1,638)	(1,682)
Tolling and terminaling	(87)	(427)
Corporate and other	(3,767)	(2,081)
Total other operating and general and administrative expenses	(5,492)	(4,190)

Depreciation and amortization
Refinery operations	(1,211)	(1,224)
Tolling and terminaling	(1,368)	(1,368)
Corporate and other	(219)	(206)
Total depreciation and amortization	(2,798)	(2,798)

Interest and other non-operating expenses, net
Refinery operations	(3,130)	(2,753)
Tolling and terminaling	(1,964)	(1,433)
Corporate and other	(768)	(1,698)
Total interest and other non-operating expenses, net	(5,862)	(5,884)

Income before income taxes
Refinery operations	31,710	35,528
Tolling and terminaling	3,570	1,656
Corporate and other	(4,754)	(3,985)
Total income before income taxes	30,526	33,199

Income tax expense	485	(307)

Net income	$31,011	$32,892

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Cost of goods sold within tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance).
(3)	General and administrative expenses within refinery operations includes the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Capital expenditures
Refinery operations	$102	$102
Tolling and terminaling	-	-
Corporate and other	-	-
Total capital expenditures	$102	$102

	December 31,
	2023	2022
	(in thousands)
Identifiable assets
Refinery operations	$86,565	$64,359
Tolling and terminaling	16,464	17,836
Corporate and other	3,048	1,709
Total identifiable assets	$106,077	$83,904

(5)	Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables, and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At December 31, 2023 and 2022, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $18.2 million and $0.9 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. During 2022 and 2023, we operated under a crude supply agreement with Tartan. Related to the Tartan Crude Supply Agreement, Tartan stored crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement and terminal services agreement. The effective date of the termination was  December 31, 2023.  On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.

Under the volume-based Tartan Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the twelve months ended December 31, 2023 and 2022, volume delivered under the Tartan Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 71.0% and 54.8%, respectively. During the twelve months ended December 31, 2023, substantially all our crude was sourced from Tartan.  During the twelve months ended December 31, 2022, all our crude oil was sourced from Tartan. At December 31, 2023, accounts payable for crude oil and condensate was $0.

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

	Number Significant	% Total Revenue	Accounts Receivable
Twelve Months Ended	Customers	from Operations	at December 31,

December 31, 2023	3	75.0%	$4.2
December 31, 2022	2	60.4%	$0.0

One of our significant customers is LEH, an Affiliate. LEH purchases our jet fuel under an Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel stored at the Nixon Facility as needed.  For the twelve months ended December 31, 2023 and 2022, the Affiliate accounted for approximately 31.7% and 35.7% of total revenue from operations, respectively.  The Affiliate represented approximately $4.2 million and $0.0 in accounts receivable, related party at  December 31, 2023 and 2022, respectively.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Concentration of Customers

Our customer base consists of refined petroleum product wholesalers.  Economic changes affect our customers positively or negatively, impacting our overall credit risk exposure. Economic changes include uncertainties related to commodity price volatility, recession, inflation, armed conflicts in the Middle East and Europe, and associated sanctions on Russian crude products.  Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales

We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to other countries, such as low-sulfur diesel to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2023		2022
	(in thousands, except percent amounts)
LPG mix	$302	0.1%	$122	0.0%
Naphtha	76,050	19.5%	99,946	20.7%
Jet fuel	123,395	31.6%	173,646	35.9%
HOBM	92,947	23.8%	88,472	18.3%
AGO	97,322	25.1%	120,875	25.1%
	$390,016	100.0%	$483,061	100.0%

An Affiliate, LEH, purchases all our jet fuel.  See “Note (3)” for additional disclosures related to Affiliate agreements and arrangements.

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Prepaid insurance	$1,168	$1,066
Other prepaids	230	163
Prepaid crude oil and condensate	161	2,183
Prepaid easement renewal fees	32	54
	$1,591	$3,466

(7)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Naphtha	$8,782	$1,056
Jet	8,570	-
HOBM	5,144	14,879
Crude oil and condensate	1,494	3,458
AGO	392	301
Chemicals	160	116
Propane	24	27
LPG mix	10	7
	$24,576	$19,844

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Refinery and facilities	$72,675	$72,675
Land	566	566
Other property and equipment	913	913
	74,154	74,154

Less: Accumulated depreciation and amortization	(22,966)	(20,387)
	51,188	53,767

Construction in progress	3,770	3,669
	$54,958	$57,436

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Unearned revenue from contracts with customers	$3,243	$3,888
Accrued fines and penalties	522	407
Insurance	467	568
Other payable	297	324
Board of director fees payable	250	210
Customer deposits	163	173
Taxes payable	142	64
Unearned contract renewal income	-	480
	$5,084	$6,114

(10)	Third-Party Long-Term Debt

Loan Agreements Summary

				Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default) (1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan;
	Veritex					capital improvements
LRM Term Loan Due 2034 (in default) (1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan;
	Veritex					capital improvements
Kissick Debt (in forbearance)(2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)	Restricted cash, noncurrent totaled $0.0 and $1.0 million at December 31, 2023 and December 31, 2022, respectively. Restricted cash, noncurrent reflects amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million. The payment reserve account was replenished in early January 2024.
(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment due in November 2024.

(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

(5)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(6)

In May 2019, LE entered into 12-month equipment rental agreement with an option to purchase backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated, was as follows:

	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$19,858	$20,801
LRM Term Loan Due 2034 (in default)	8,260	8,671
Kissick Debt (in forbearance)	7,147	11,006
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
SBA EIDLs
Blue Dolphin Term Loan Due 2051	2,135	2,082
LE Term Loan Due 2050	162	162
NPS Term Loan Due 2050	162	162
Equipment Loan Due 2025	29	38
	47,728	52,897

Less: Current portion of long-term debt, net	(39,440)	(42,155)
Less: Unamortized debt issue costs	(1,947)	(2,149)
Less: Accrued interest payable	(2,596)	(6,271)
	$3,745	$2,322

Unamortized debt issue costs associated with the Veritex and GNCU loans, as of the dates indicated, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,225)	(1,023)
	$1,947	$2,149

Amortization expense was $0.2 million for both twelve-month periods ended December 31, 2023 and 2022.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Kissick Debt (in forbearance)	$2,169	$6,028
Veritex Loans
LE Term Loan Due 2034 (in default)	181	53
LRM Term Loan Due 2034 (in default)	70	66
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA EIDLs
Blue Dolphin Term Loan Due 2051	135	82
LE Term Loan Due 2050	12	12
NPS Term Loan Due 2053	12	12
Equipment Loan Due 2025	-	1
	2,596	6,271
Less: Accrued interest payable	(2,596)	(6,271)
Long-term interest payable, net of current portion	$-	$-

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within the current portion of long-term debt on our consolidated balance sheets at December 31, 2023 and 2022.  Although the debt associated with the Kissick Debt was classified within the current portion of long-term debt on our consolidated balance sheet at December 31, 2022, the Kissick Debt was reclassified to long-term debt, net of current portion at December 31, 2023 as a result of the Kissick Forbearance Agreement.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Forbearance Agreements and Default

Under the Veritex Forbearance Agreement, which expired on September 30, 2023, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. Veritex agreed to extend the forbearance period from September 30, 2023 to December 29, 2023 under the Veritex First Amended Forbearance Agreement. Veritex agreed to extend the forbearance period from December 29, 2023 to March 29, 2024 under the Veritex Second Amended Forbearance Agreement.  At  December 31, 2023 and through March 29, 2024, the LE Term Loan Due 2034 and LRM Term Loan Due 2034 were in forbearance.  As of the filing date of this report, the LE Term Loan Due 2034 and LRM Term Loan Due 2034 were in default due to covenant violations.

Kissick Forbearance Agreement.  Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $4.5 million for the twelve months ended December 31, 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

Defaults. As of  December 31, 2023 and the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations.  As of  December 31, 2023 and through March 29, 2024, we were in forbearance under the LE Term Loan Due 2034 and LRM Term Loan Due 2034; as of the filing date of this report, we were in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 due to covenant violations. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available.  Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, and/or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating. See “Notes (1) and (3)” for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in default)	● USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	● Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	● Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
		●	$5.0 million life insurance policy on Jonathan Carroll
LRM Term Loan Due 2034 (in default)	● USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	● Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	● Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
		●	First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien
		●	Substantially all assets
Kissick Debt (in forbearance)(2)	---	●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	● USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	● Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	● Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
SBA EIDLs
BDEC Term Loan Due 2051	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	●	First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Future annual third-party long-term debt payments, certain of which are reflected as current due to defaults, are as follows:

Years Ending December 31,	Principal	Debt Issue Costs	Total
	(in thousands)
2024	$41,387	$(1,947)	$39,440
2025	1,445	-	1,445
2026	-	-	-
2027	1	-	1
2028	47	-	47
Subsequent to 2028	2,252	-	2,252
	$45,132	$(1,947)	$43,185

(11)	AROs

Pipelines and Facilities and Oil and Gas Properties

Although our pipelines and facilities assets are inactive, we have AROs associated with decommissioning our pipelines and facilities assets and plugging and abandoning our oil and gas properties. We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset when the asset was installed or placed in service, and we depreciated the amount added to property and equipment. During the twelve months ended  December 31, 2023 and 2022, we recorded an additional impairment of $1.6 million and $0.1 million, respectively, due to an additional change in the timing and cost of decommissioning these assets. We will recognize accretion expense through the anticipated decommissioning completion date.

Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late  December 2023 to mid- February 2024. Additional work is planned for the second quarter of 2024. Based on resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the second quarter 2024. See “Note (15)” for additional disclosures related to decommissioning our offshore pipelines, platform assets, and related risks.  At December 31, 2023 and 2022, BDPL maintained $4.5 million and $3.7 million, respectively, in AROs related to the abandonment of these assets, which amount does not include potential penalties.

The ARO liability consisted of the following:

	December 31,
	2023	2022
	(in thousands)
AROs, at the beginning of the period	$3,710	$3,461
Changes in estimates of existing obligations	1,558	115
Liabilities settled	(823)	-
Accretion expense	59	134
	4,504	3,710
Less: AROs, current portion	(4,504)	(3,710)
Long-term AROs, at the end of the period	$-	$-

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

(12)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In May 2023, BDSC signed a 12-month extension to its existing operating lease.  The extended term commenced on September 1, 2023 and expires on August 31, 2024.  Under the amended agreement, the annual rent was reduced from $31.00 per square foot to $30.00 per square foot, resulting in a monthly base rental of $0.02 million.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.03 million for both twelve months ended December 31, 2023 and 2022. See “Note (3)” for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $1.2 million for the twelve months ended December 31, 2023.  Under accounting literature, the lease is being treated as short-term due to its term of one year or less.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” for additional disclosures related to the LE Amended and Restated Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$787	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(629)	(638)

Total lease assets		158	149

Liabilities
Current
Operating lease	Current portion of lease liabilities	147	156

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$147	$156

Weighted average remaining lease term in years
Operating lease	0.67
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)

Operating lease costs	$219	$206
Total lease cost	$219	$206

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

The table below presents supplemental cash flow information related to leases as follows:

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$225	$237

As of December 31, 2023, maturities of lease liabilities for the periods indicated were as follows:

December 31,	Operating Lease
(in thousands)
2024	$147
$147

Future minimum annual lease commitments that are non-cancelable:

December 31,	Operating Lease
(in thousands)
2024	$154
$154

(13)	Income Taxes

The Inflation Reduction Act ("IRA") was enacted in August 2022. The IRA imposes a 15% alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. We do not fall within the “applicable corporations” category and are therefore exempt from paying an alternative minimum tax.

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Current
Federal	$(653)	$-
State	(298)	(307)
Deferred
Federal	(6,121)	(7,223)
State	-	-
Change in valuation allowance	7,557	7,223
Total provision for income taxes	$485	$(307)

GAAP treats Texas margins tax as a business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Effective Tax Rate

Our effective tax rate was as follows:

	December 31,
	2023		2022

Expected tax rate	$6,410	21.00%	$7,223	21.00%
Permanent differences	-	0.00%	-	0.00%
State tax	298	0.98%	307	0.92%
Federal tax	653	2.14%	-	0.00%
True up adjustments	(289)	(0.95)%	-	0.00%
Utilization of net deferred tax assets	(6,121)	(20.05)%	(7,223)	(21.00)%
Reversal of valuation allowance	(1,436)	(4.70)%	-	0.00%
	$(485)	(1.58)%	$307	0.92%

Our effective tax rate differed from the U.S. federal statutory rate primarily due to changes in the valuation allowance related to anticipated utilization of the net deferred tax assets and state income taxes.

Deferred income taxes as of the dates indicated consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$6,014	$11,088
Business interest expense	2,534	3,524
Start-up costs (crude oil and condensate processing facility)	254	339
ARO liability/deferred revenue	946	779
Other	54	43
Total deferred tax assets	9,802	15,773

Deferred tax liabilities:
Basis differences in property and equipment	(8,366)	(8,216)
Total deferred tax liabilities	(8,366)	(8,216)
	1,436	7,557

Valuation allowance	-	(7,557)

Deferred tax assets, net	$1,436	$-

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

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. During the year ended December 31, 2023, the valuation allowance was reduced to zero based upon the expected utilization of the net deferred tax asset as a result of positive evidence that was evaluated, including recent earnings history and expectations for future taxable income.

At  December 31, 2023 and 2022, there were no uncertain tax positions for which a reserve or liability was necessary.

NOL Carryforwards

Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on using pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of stockholders who own more than 5% (after applying certain look-through rules) increases by more than fifty percent [50% over such stockholders’ lowest percentage ownership during the testing period (generally three years)]. Based on the tax rule, ownership changes occurred in 2005 and 2012. The 2005 ownership change related to a series of private placements; the 2012 ownership change related to a reverse acquisition.

The 2005 and 2012 ownership changes limit the use of pre-change NOL carryforwards to offset future taxable income. The annual use limitation generally equals the value of the common stock, on an aggregate basis, when the ownership change occurred multiplied by a specified tax-exempt interest rate. The 2012 ownership change will subject approximately $16.3 million in NOL carryforwards generated before the ownership change to an annual use limitation of roughly $0.6 million per year. We may use any unused portions of the limitation in subsequent years. Because of the yearly restriction, approximately $6.7 million in NOL carryforwards generated before the 2012 ownership change will expire unused and are excluded in the NOL carryforward presented below. NOL carryforwards generated after the 2012 ownership change but before 2018 are not subject to an annual use limitation; we can use these NOL carryforwards for 20 years in addition to NOL carryforward amounts generated before the ownership change. NOL carryforwards generated beginning in 2018 may only be used to offset 80% of taxable income and are carried forward indefinitely.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

NOL carryforwards that remained available for future use for the periods indicated were as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2021	$9,614	$66,782	$76,396

Net operating losses used and expired	(4,467)	(21,158)	(25,625)

Balance at December 31, 2022	$5,147	$45,624	$50,771

Net operating losses used and expired	(638)	(21,493)	(22,131)

Balance at December 31, 2023	$4,509	$24,131	$28,640

(14)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands,
	except share and per share amounts)

Net income	$31,011	$32,892

Earnings per share
Basic and diluted income per share	$2.08	$2.34
Basic and diluted shares used in computing earnings per share	14,921,968	14,079,327

Diluted EPS for the twelve months ended December 31, 2023 and 2022 was the same as basic EPS as there were no stock options or other dilutive instruments were outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.

Shareholders are entitled to receive such dividends as may be declared by our Board out of funds legally available for such purpose. However, no dividend may be declared or paid unless after-tax profit was made in the preceding fiscal year, we comply with covenants in our secured loan agreements, we are current on all required debt payments, and we have received prior written concurrence from certain lenders.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

(15)	Commitments and Contingencies

Second and Third Amended and Restated Operating Agreements

See “Notes (3) and (16)” for additional disclosures related to the operation and management of all Blue Dolphin assets by an Affiliate under the Second Amended and Restated Operating Agreement and Third Amended and Restated Operating Agreement.

BSEE Offshore Platform Inspections and Decommissioning Obligations

BDPL has pipelines and platform assets subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations.  Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Platform Inspections.  We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of December 31, 2023.  BDPL filed an appeal to the civil penalty on March 25, 2024.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late December 2023 to mid- February 2024. Additional work is planned for the second quarter of 2024. Based on resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the second quarter 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL can complete anticipated work or predict the outcome of BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of  December 31, 2023 and 2022. Due to BDPL’s failure to comply with BSEE requirements, BDPL could still be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  At  December 31, 2023 and 2022, BDPL maintained $4.5 million and $3.7 million, respectively, in AROs related to the abandonment of these assets, which amount does not include potential penalties.

Defaults Under Secured Loan Agreements with Third Parties and Related Parties

See “Notes (1), (3), and (10)” for additional disclosures related to defaults and forbearances under our secured and unsecured debt agreements.

Financing Agreements and Guarantees

Indebtedness. See “Notes (1), (3), and (10)” for disclosures related to Affiliate and third-party indebtedness and defaults thereto.

Guarantees. Affiliates provided guarantees on certain debts of Blue Dolphin and its subsidiaries. The maximum amount of any guarantee is equal to the principal amount and accrued interest, which amounts are reduced as payments are made. See “Notes (1), (3), and (10)” for additional disclosures related to Affiliate and third-party guarantees associated with indebtedness and defaults thereto.

Health, Safety and Environmental Matters

The operations of certain Blue Dolphin subsidiaries are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use, and transportation of petroleum products and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting, and control of air emissions. These operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failing to obtain and comply with these permits or environmental, health, or safety laws could result in fines, penalties, or other sanctions or a revocation of our permits.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Share Issuances

We issued shares of our Common Stock to (i) Jonathan Carroll pursuant to the Guaranty Fee Agreements and (ii) non-employee directors for services rendered to the Board. Set forth below is information regarding the issuance of Common Stock related to these obligations during the twelve months ended December 31, 2023 and 2022:

Services.

●

On October 27, 2022, we issued an aggregate of 24,591 restricted shares of Common Stock to certain of our non-employee, independent directors, representing payment for services rendered to the Board for the three-month period ended September 30, 2022. The cost basis was $1.22.

●

On May 12, 2022, we issued an aggregate of 252,447 restricted shares of Common Stock to certain of our non-employee, independent directors, representing payment for services rendered to the Board for the three-month periods ended September 30, 2020, March 31, 2021, September 30, 2021, and March 31, 2022. The average cost basis was $0.55, the low was $0.33, and the high was $0.91.

Payment of Debt.

●

On September 6, 2022, we issued an aggregate of 98,336 restricted shares of Common Stock to Jonathan Carroll, representing payment of the common stock component under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement for monthly periods from April 2022 to June 2022. The average cost basis was $0.86, the low was $0.58, and the high was $1.26.

●

On May 12, 2022, we issued an aggregate of 1,853,080 restricted shares of Common Stock to Jonathan Carroll, representing payment of the common stock component under the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement for monthly periods from April 2020 through March 2022. The average cost basis was $0.42, the low was $0.27, and the high was $0.64.

The securities issuances were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. We recognized a loss on the issuance of shares of approximately $0.4 million and $0 for the twelve months ended December 31, 2023 and 2022, respectively. See “Notes (1), (3) and (15)” for additional disclosures related to Affiliates and working capital deficits, as well as for information related to the LE Amended and Restated Guaranty Fee Agreement and LRM Amended and Restated Guaranty Fee Agreement.

Legal Matters

In the ordinary course of business, we are involved in legal matters incidental to the routine operation of our business, such as mechanic’s liens and contract-related disputes. We may also become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, sometimes unspecified, damages or penalties may be sought from us in some matters, which may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

Resolved Matters.

Pilot Dispute Related to Terminal Services Agreement. Effective May 9, 2019, NPS and Pilot entered into a Terminal Services Agreement, pursuant to which NPS agreed to store jet fuel purchased by Pilot at the Nixon facility. On August 25, 2022, Pilot provided the 60-day notice of its intent to terminate the Terminal Services Agreement, which became effective on October 24, 2022. As of the Terminal Services Agreement termination date, approximately 185,000 bbls of Pilot’s jet fuel remained at the Nixon facility.

On October 28, 2022, Pilot commenced an action and application for a temporary restraining order (“TRO”) against NPS in Harris County District Court (the “Texas Action”). After a hearing on the application on October 28, 2022, Pilot’s application for the TRO was denied the same day.  On December 2, 2022, NPS filed its answer in the Texas Action. On December 6, 2022, NPS provided notice under Section 7.206(a) of the Texas Business and Commerce Code ("TBCC") of its intent to sell the remaining inventory of Pilot’s jet fuel at the Nixon facility by January 7, 2023. After negotiations, NPS agreed to forbear from exercising its remedies under the TBCC while the parties explored a potential dispute compromise pursuant to the Pilot Forbearance and Accommodation Agreement, with a forbearance period terminating on February 28, 2023. As part of the Pilot Forbearance and Accommodation Agreement, Pilot paid NPS approximately $1.5 million in January 2023.

On March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023.  As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in April 2023. On June 16, 2023, following the expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. On August 28, 2023, the parties filed a joint motion to stay this case in anticipation of planned mediation in December 2023 to settle all outstanding disputes.

Pilot Settlement Agreement.  A confidential Settlement Agreement by and among LEH, NPS, LE, LRM, Lazarus San Antonio Refinery, LLC, and Blue Dolphin (together the "Lazarus Entities"), on the one hand, and Pilot, Starlight Relatively Holdings LLC, Starlight Relativity Acquisition Company LLC, Tartan, The San Antonio Refinery LLC, and Falls City Terminal LP (together, the "Pilot Entities"), on the other hand, was executed on December 29, 2023.  Among other matters addressed, NPS's contract-related dispute related to set-off payments and LRM’s contracted-related dispute involving a revenue-sharing arrangement for storing and selling crude oil with Pilot and Tartan, respectively, were fully resolved, and the parties agreed to mutually release all claims against each other.  Further, Pilot and NPS agreed to take such actions as necessary to dismiss the Texas Action.  For the avoidance of doubt, all contractual agreements between the Lazarus Entities and Pilot Entities were terminated.

OSHA Settlement Agreement. In September 2022, we entered into an Informal Settlement Agreement with OSHA related to process safety management violations at the Nixon refinery. Under the agreement, we paid penalties totaling $0.05 million in November 2022. We remediated a significant portion of identified violations before December 31, 2022. We remediated the remaining violations on a progressive schedule by April 2023.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

Unresolved Matters.

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

Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $4.8 million for five (5) existing pipeline rights-of-way, an increase of approximately $3.9 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The solicitor’s office signaled that BDPL’s adherence to decommissioning its offshore pipelines and platform would likely help in future discussions with BOEM related to the INCs. Fulfilling abandonment obligations related to the subject assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2023 and 2022.  At both December 31, 2023 and 2022, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI Corp. ("RLI"). However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds.   Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June,  July, and December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.25 million.  On February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believes the penalty matter is resolved, LRM expects to continue working with TCEQ to remediate certain open items fully. At  December 31, 2023, we reflected approximately $0.4 million related to this matter on our consolidated balance sheets within accrued expenses and other current liabilities.

BSEE Civil Penalty

. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA- 288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of December 31, 2023.  BDPL filed an appeal to the civil penalty on March 25, 2024.

Defaults under Secured Loan Agreements. We are currently in default under certain secured loan agreements with third parties and related parties. See “Notes (1), (3), and (10)” for additional disclosures related to third-party and related-party debt, default on such debt, and the potential effects of such defaults on our business, financial condition, and results of operations. If third parties exercise their rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

(16)	Subsequent Events

Third Amended and Restated Operating Agreement

An amendment and restatement of the Second Amended and Restated Operating Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on March 30, 2024 with an effective date of April 1, 2024. The renewal term of the Third Amended and Restated Operating Agreement begins on the effective date and expires upon the earliest to occur of the following: (a) upon the first anniversary of the effective date, which termination date shall be April 1, 2025, (b) upon written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Third Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin and its subsidiaries. The terms of the Third Amended and Restated Operating Agreement are substantially the same as the Second Amended and Restated Operating Agreement. For services rendered: (a) Blue Dolphin and its subsidiaries shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed with LEH’s credit card. Amounts payable to LEH shall be invoiced by LEH weekly but may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest.

Amended and Restated Jet Fuel Sales Agreement

An amendment and restatement of the Jet Fuel Sales Agreement between LEH and LE was approved by the Board on March 30, 2024. Under the amended and restated agreement, the effective date remained April 1, 2023; however, at March 31,2024 the initial one-year term automatically renewed for a one year period expiring on March 31, 2025.  The amended and restated agreement automatically renews for one year periods unless either party notifies the other party of its intent not to renew at least sixty (60) days prior to the expiration of any then-current renewal term.  In addition to updated pricing, LEH shall purchase all jet fuel produced by LE.

Affiliate Revolving Credit Agreement

An Affiliate Revolving Credit Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on March 30, 2024 with an effective date of April 1, 2024. The Affiliate Revolving Credit Agreement extends credit to Blue Dolphin and its subsidiaries, at LEH's sole discretion, for working capital purposes up to a maximum of $5.0 million in the aggregate and has an initial term that expires on April 30, 2025.  The agreement automatically renews for one year periods unless sooner terminated by the parties.  Under the agreement, interest accrues at the WSJ Prime rate plus 2.00%, compounded annually, and shall be paid quarterly.

Together, Jonathan Carroll and LEH own 83% of Blue Dolphin’s Common Stock.  See “Note (3)” for additional disclosures related to agreements with Affiliates.

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Management’s Assessment. Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer), assessed the effectiveness of our internal controls over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. Management determined that our internal controls over financial reporting were effective for the twelve months ended December 31, 2023.

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

ITEM 9B.  OTHER INFORMATION

Third Amended and Restated Operating Agreement
An amendment and restatement of the Second Amended and Restated Operating Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on March 30, 2024 with an effective date of April 1, 2024. The renewal term of the Third Amended and Restated Operating Agreement begins on the effective date and expires upon the earliest to occur of the following: (a) upon the first anniversary of the effective date, which termination date shall be April 1, 2025, (b) upon written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Third Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin and its subsidiaries. The terms of the Third Amended and Restated Operating Agreement are substantially the same as the Second Amended and Restated Operating Agreement. For services rendered: (a) Blue Dolphin and its subsidiaries shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed with LEH’s credit card. Amounts payable to LEH shall be invoiced by LEH weekly but may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest.

The foregoing summarizes the material terms of the Third Amended and Restated Operating Agreement, which is filed as Exhibit 10.54 to this report.

Amended and Restated Jet Fuel Sales Agreement
An amendment and restatement of the Jet Fuel Sales Agreement between LEH and LE was approved by the Board on March 30, 2024. Under the amended and restated agreement, the effective date remained April 1, 2023; however, at March 31,2024 the initial one-year term automatically renewed for a one year period expiring on March 31, 2025.  The amended and restated agreement automatically renews for one year periods unless either party notifies the other party of its intent not to renew at least sixty (60) days prior to the expiration of any then-current renewal term.  In addition to updated pricing, LEH shall purchase all jet fuel produced by LE.

Affiliate Revolving Credit Agreement
An Affiliate Revolving Credit Agreement between LEH and its affiliates and Blue Dolphin and its subsidiaries was approved by the Board on March 30, 2024 with an effective date of April 1, 2024. The Affiliate Revolving Credit Agreement extends credit to Blue Dolphin and its subsidiaries, at LEH's sole discretion, for working capital purposes up to a maximum of $5.0 million in the aggregate and has an initial term that expires on April 30, 2025.  The agreement automatically renews for one year periods unless sooner terminated by the parties.  Under the agreement, interest accrues at the WSJ Prime rate plus 2.00%, compounded annually, and shall be paid quarterly.

The foregoing summarizes the material terms of the Affiliate Revolving Credit Agreement, which is filed as Exhibit 10.55 to this report.

Together, Jonathan Carroll and LEH own 83% of Blue Dolphin’s Common Stock.  See “Note (3)” for additional disclosures related to agreements with Affiliates.

See “Notes (3) and (16)" of our consolidated financial statements for additional disclosures related to agreements with Affiliates.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The below table reflects each Director’s name, age as of the filing date of this report, principal occupation, directorships during the past five (5) years, and relevant knowledge and experience leading to their service on the Board:

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Jonathan P. Carroll, 62

Blue Dolphin Energy Company

Chairman of the Board (since 2014)

Chief Executive Officer, President, Assistant Treasurer and Secretary (since 2012)

Lazarus Energy Holdings, LLC (“LEH”)

Manager (since 2006) and Majority Owner

Together, LEH and Jonathan Carroll owned 83% of our outstanding Common Stock as of the filing date of this report.

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

Ryan A. Bailey, 48

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

Amitav Misra, 46

HighRadius Corporation

Vice President of Corporate Development (since December 2023)

Vice President of Experiential Marketing and Partnerships (December 2022 to December 2023)

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

Christopher T. Morris, 62

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

Herbert N. Whitney, 83

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

Audit Committee

The Audit Committee consists of Messrs. Morris, Bailey, and Misra, with Mr. Morris serving as Chairman. During 2023, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent under OTCQX and SEC rules and that each of Messrs. Morris and Bailey qualifies as an Audit Committee Financial Expert. The Audit Committee's duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders who own more than ten percent (10%) of the Common Stock, to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed.  Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during 2023.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

An Affiliate, LEH, operates and manages all Blue Dolphin assets pursuant to the Third Amended and Restated Operating Agreement.  Services under the Third Amended and Restated Operating Agreement include personnel serving in a variety of capacities, including, but not limited to corporate executives.  All personnel work for and are paid by the Affiliate.

Compensation for Named Executives

Jonathan Carroll is our only executive officer. As noted above under “Executive Compensation Policy and Procedures,” Mr. Carroll’s remuneration is provided by LEH under the Third Amended and Restated Operating Agreement. We do not provide any of his remuneration, but rather pay a management fee to LEH under the Third Amended and Restated Operating Agreement.  During the twelve months ended December 31, 2023 and 2022, we paid LEH $0.5 million and $0.7 million under operating agreements with the Affiliate.  Also, as disclosed under “Related Party Transactions – Affiliate Agreements,” Mr. Carroll receives certain fees under various other affiliate agreements.

Summary Compensation Table

Name and Principal Position	Year	Salary	Total
(in thousands)
Jonathan P. Carroll Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	2022 2021	$---- $----	$---- $----

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

Outstanding Equity Awards

None.

Director Compensation Policy and Procedures

Although Jonathan Carroll is a director of Blue Dolphin, his services as Chief Executive Officer are provided under the Third Amended and Restated Operating Agreement (see above under “Executive Compensation Policy and Procedures.”) Therefore, we do not have any directors that are also employed by Blue Dolphin. The Compensation Committee reviews and recommends to the Board for its approval all compensation for directors.

Compensation for Non-Employee Directors

For the twelve months ended December 31, 2022, non-employee, independent directors received $40,000 in Common Stock and cash for their service on the Board, as indicated in the table below. For the first and third quarters, the number of shares of Common Stock issued was determined by the closing price of Blue Dolphin’s Common Stock on the last trading day in the respective quarterly period and such closing price was the cost basis for such issuance. The shares of Common Stock are subject to resale restrictions applicable to restricted securities and securities held by affiliates under federal securities laws.

Fair Market Value	Period Services Rendered	Payment Method

$10,000	January 1 – March 31 (First Quarter)	Common stock
$10,000	April 1 – June 30 (Second Quarter)	Cash
$10,000	July 1 – September 30 (Third Quarter)	Common stock
$10,000	October 1 – December 31 (Fourth Quarter)	Cash

Beginning in the twelve months ended December 31, 2023, non-employee, independent directors received $80,000 in cash for their service on the Board.  The cash was earned $20,000 quarterly.  In 2023 and 2022, non-employee, independent directors also earned additional compensation for serving on the Audit Committee.  The chairman of the Audit Committee earned an additional $2,500 in cash in each of the second and fourth quarters of the year, for a total of $5,000 annually.  Members of the Audit Committee earned an additional $1,250 in cash in each of the second and fourth quarters of the year, for a total of $2,500 annually. Non-employee, independent directors serving on the Compensation Committee did not earn any additional compensation for their service as directors. Non-employee, independent directors were reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.

Accrued and Unpaid Non-Employee, Independent Director Compensation

	Twelve Months Ended December 31, 2023
	Cash		Common Stock(1)
Name	Paid	Unpaid	Paid	Unpaid	Total

Christopher T. Morris	$ 85,000	$ -	$ -	$ -	$ 85,000
Ryan A. Bailey	82,500	-	-	-	$ 82,500
Amitav Misra	82,500	-	-	-	$ 82,500

	$ 250,000	$ -	$ -	$ -	$ 250,000

	Twelve Months Ended December 31, 2022
	Cash		Common Stock(1)(2)(3)
Name	Paid	Unpaid	Paid	Unpaid	Total

Christopher T. Morris	$ -	$ 25,000	$ 20,000	$ -	$ 45,000
Ryan A. Bailey	-	22,500	20,000	-	$ 42,500
Amitav Misra	-	22,500	20,000	-	$ 42,500

	$ -	$ 70,000	$ 60,000	$ -	$ 130,000

(1)	At December 31, 2023 and 2022, Messrs. Morris, Bailey, and Misra had total restricted awards of Common Stock outstanding of 212,400, 198,050, and 204,141, respectively.
(2)	On October 27, 2022, an aggregate of 24,591 restricted shares of Common Stock were issued to Messrs. Morris, Bailey, and Misra. No loss or gain was recorded related to the share issuance. The issuance represented payment for services rendered to the Board for the three-month period ended September 30, 2022. At September 30, 2022, the grant date market value cost basis was $1.22 per share. The cost basis for the period was determined by the closing price of Blue Dolphin’s common stock on the last trading day in the period in which services were rendered.
(3)	On May 12, 2022, an aggregate of 252,447 restricted shares of Common Stock were issued to Messrs. Morris, Bailey, and Misra. We recorded a loss of $11,272 related to the share issuance. The issuance represented catchup payments for services rendered to the Board for the three-month periods ended September 30, 2020, March 31, 2021, September 30, 2021, and March 31, 2022. At September 30, 2020, the grant date market value cost basis was $0.40 per share. At March 31, 2021, the grant date market value cost basis was $0.56 per share. At September 30, 2021, the grant date market value cost basis was $0.33 per share. At March 31, 2022, the grant date market value cost basis was $0.91 per share. The cost basis for each period was determined by the closing price of Blue Dolphin’s common stock on the last trading day in the period in which services were rendered.

Pay Versus Performance

Although the following disclosure for principal executive officer ("PEO") and named executive officer ("NEO") pay is required by SEC rules, it is not reflective of how we or the Compensation Committee determine executive compensation for our sole executive officer, Jonathan Carroll. As noted above under “Executive Compensation Policy and Procedures,” Mr. Carroll’s remuneration is provided by LEH under the Third Amended and Restated Operating Agreement. As a result, there is no applicable information to be provided pursuant to this table.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment on Shareholder Return	Net Income
(in thousands)
2023	$----	$----	$----	$----	$----	$----
2022	$----	$----	$----	$----	$----	$----

Equity Compensation Plan Information

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This table shows information with respect to persons or groups known to us to be the beneficial owners of more than five percent (5%) of our Common Stock as of the filing date of this report. Unless otherwise indicated, each named party has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Lazarus Energy Holdings, LLC	8,426,456	56.5%
	801 Travis Street, Suite 2100
	Houston, Texas 77002

(1)	Based upon 14,921,968 shares of Common Stock issued and outstanding as of the filing date of this report.

Security Ownership of Management

This table shows information as of the filing date of this report with respect to: (i) directors, (ii) executive officers, and (iii) directors and executive officers as a group beneficially owning our Common Stock.  Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	12,428,535	83.3%
Common Stock	Christopher T. Morris / Mpact Partners, LLC	212,400	*
Common Stock	Amitav Misra	204,141	*
Common Stock	Ryan A. Bailey	198,050	*
Common Stock	Herbert N. Whitney	9,683	---

Directors/Nominees and Executive Officers as a Group (5 Persons)		13,052,809	87.5%

(1)	Based upon 14,921,968 shares of Common Stock issued and outstanding as of the filing date of this report.
(2)	Includes 8,426,456 shares issued to LEH. Mr. Carroll and his affiliates have an approximate 80% ownership interest in LEH.

*       Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Affiliate Agreements

Financial and Operating Agreements. Blue Dolphin and certain subsidiaries are party to several financial and operational agreements with Affiliates. Management believes that these related-party agreements are arm's-length transactions.

Agreement/Transaction	Parties	Effective Date	Key Terms
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023	Related to payoff of Blue Dolphin $2.0 million SBA loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under Blue Dolphin Term Loan Due 2051 as consideration for providing his personal guarantee.
Jet Fuel Purchase Agreements	LE LEH	04/21/2023	Product agreements for the purchase of jet fuel by LE from LEH; first transaction dated 04/21/2023 for approximately 1.9 million gallons of jet fuel; second transaction dated 05/10/2023 for approximately 2.0 million gallons of jet fuel; the jet fuel was priced at LEH's product cost; LE sold the products back to LEH under a prior jet fuel sales agreement between the parties.
Affiliate Revolving Credit Agreement	Blue Dolphin and subsidiaries LEH and affiliates	04/01/2024	Credit agreement for working capital purposes up to a maximum of $5.0 million in the aggregate; advances are at LEH's sole discretion; initial term expires on April 30, 2025; automatically renews for one year periods unless sooner terminated by the parties; interest accrues at the WSJ Prime rate plus 2.00%, compounded annually, and paid quarterly.
Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023

Related to payoff of LE $25.0 million Veritex loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under LE Term Loan Due 2034 as consideration for providing his personal loan guarantee.

LE Amended and Restated Master Services Agreement	LE Ingleside	03/01/2023	For storage of products intended for customer receipt by barge; tank rental fee $0.1 million per month.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

Related to payoff of LRM $10.0 million Veritex loan; Jonathan Carroll receives a fee equal to 2.00% per annum of outstanding principal balance owed under LRM Term Loan Due 2034 as consideration for providing his personal guarantee.

NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023	Related to payoff of NPS $10.0 million GNCU loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under NPS Term Loan Due 2031 as consideration for providing his personal guarantee.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	For LEH storage of jet fuel at the Nixon facility; tank rental fee $0.2 million per month; 1-year term on an evergreen basis; either party may cancel upon 60 days' prior written notice.
Office Sub-Lease Agreement	LEH BDSC	01/01/2018	12-month extension of prior office sublease; term expires 08/31/2024; office lease Houston, Texas; rent approximately $0.003 million per month.
Third Amended and Restated Operating Agreement	Blue Dolphin and subsidiaries LEH	04/01/2024	1-year term; expires 04/01/2025 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin and its subsidiaries.

See “Part II, Item 8. Financial Statements and Supplementary Data -- “Note (16)” for additional information regarding recent updates to related party financial and operating agreements.

Debt Agreements. Blue Dolphin was a party to the June LEH Note with LEH at December 31, 2022.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at December 31, 2023 and 2022. Summaries of the debt agreements follow:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose
June LEH Note (debt satisfied in March 2023)	LEH	January 2019	8.00%	Blue Dolphin working capital; reflects amounts owed to LEH under the Second Amended and Restated Operating Agreement
	Blue Dolphin
BDPL-LEH Loan Agreement (in forbearance)	LEH	August 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
	BDPL

June LEH Note.  Pursuant to the Assignment Agreement, the March Ingleside Note and March Carroll Note were assigned to and assumed by LEH under the June LEH Note effective December 31, 2022.  Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with the June LEH Note; as a result, debt and defaults under the March Ingleside Note and March Carroll Note that were assigned to LEH effective December 31, 2022 were also satisfied.  All encumbrances that the lender or assignee had against Blue Dolphin were thereby terminated.

Forbearance and Defaults.
LEH Forbearance Agreement.  Pursuant to the LEH Forbearance Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Forbearance Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately$3.4 million for the twelve months ended December 31, 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

Covenants, Guarantees and Security. The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  Certain BDPL property serves as collateral under the BDPL-LEH Loan Agreement. See “Part II, Item 8. Financial Statements and Supplementary Data -- Notes (1) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements and their potential effects on our business, financial condition, and results of operations.

Working Capital

We historically relied on Affiliates for funding during periods of working capital deficits.  We reflect such borrowings in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party. During the twelve months ended December 31, 2023, continued liquidity improvement related to favorable market conditions enabled us to increasingly meet our needs through cash flow from operations.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This table shows fees paid to UHY during the periods indicated:

December 31,
	2023	2022
(in thousands)
Audit fees	$ 277,135	$ 232,500
Audit-related fees	-	-
Tax fees	-	-
	$ 277,135	$ 232,500

Amounts billed but unpaid for each of the corresponding twelve months ended December 31, 2023 and 2022 totaled approximately $0.1 million.  Audit fees for 2023 and 2022 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. The Audit Committee must pre-approve all audit and non-audit services provided to us by our independent registered public accounting firm.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

10.6	Subordination Agreement dated June 3, 2015 by and among John H. Kissick and Sovereign Bank

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

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

10.42

Second Amended and Restated Operating Agreement effective as of April 1, 2023 by and between Lazarus Energy Holdings, LLC, Blue Dolphin Energy Company, Lazarus Energy, LLC, Lazarus Refining & Marketing, LLC, Nixon Product Storage, LLC, Blue Dolphin Pipe Line Company, Blue Dolphin Petroleum Company, and Blue Dolphin Services Co. (incorporated by reference to Exhibit 10.42 filed with Blue Dolphin's Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.43

Guaranty Fee Agreement dated January 1, 2023 between Blue Dolphin Energy Company and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.43 filed with Blue Dolphin's Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.44

Guaranty Fee Agreement dated January 1, 2023 between Nixon Product Storage, LLC and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.44 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.45

Amended and Restated Guaranty Fee Agreement dated January 1, 2023 between Lazarus Energy, LLC and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.45 of Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.46

Amended and Restated Guaranty Fee Agreement dated January 1, 2023 between Lazarus Refining & Marketing, LLC and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.47 ***	Forbearance and Accommodation Agreement dated January 12, 2023 by and between Pilot Travel Centers LLC and Nixon Product Storage, LLC. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on April 6, 2023, Commission File No. 000-15905).

10.48	Amendment to Forbearance and Accommodation Agreement dated March 31, 2023 by and between Pilot Travel Centers LLC and Nixon Product Storage, LLC. (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin's Form 8-K on April 6, 2023, Commission File No. 000-15905).

10.49	Payment Agreement dated April 30, 2023 by and between Lazarus Energy, LLC and John H. Kissick. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on May 4, 2023, Commission File No. 000-15905).

10.50	Payment Agreement dated May 9, 2023 by and between Blue Dolphin Pipe Line Company and Lazarus Energy Holdings, LLC. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on May 15, 2023, Commission File No. 000-15905).

10.51	First Amended Forbearance Agreement effective September 30, 2023 among Lazarus Energy LLC, Lazarus Refining & Marketing LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings LLC, Jonathan Carroll, and Veritex Community Bank. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on November 3, 2023, Commission File No. 000-15905).

10.52	Satisfaction of Obligations Letter from Lazarus Energy Holdings, LLC to Blue Dolphin Energy Company dated May 5, 2023. (incorporated by reference to Exhibit 10.9 filed with Blue Dolphin's Form 10-Q on May 15, 2023, Commission File No. 000-15905).

10.53	Amended and Restated Master Services Agreement between Lazarus Energy, LLC and Ingleside Crude, LLC dated March 31, 2023. (incorporated by reference to Exhibit 10.10 filed with Blue Dolphin's Form 10-Q on May 15, 2023, Commission File No. 000-15905).

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

10.54**	Third Amended and Restated Operating Agreement effective as of April 1, 2024 by and between Lazarus Energy Holdings, LLC and Blue Dolphin Energy Company and its subsidiaries.

10.55**	Affiliate Revolving Credit Agreement effective as of April 1, 2024 by and between Lazarus Energy Holdings, LLC and its affiliates and Blue Dolphin Energy Company and its subsidiaries.

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

*     Management Compensation Plan

**   Filed herewith

*** Certain information redacted as confidential under Regulation S-K, Item 601(b)(10)(iv).

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

April 1, 2024	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	April 1, 2024

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	April 1, 2024

/s/ AMITAV MISRA
Amitav Misra	Director	April 1, 2024

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	April 1, 2024

/s/ HERBERT N. WHITNEY
Herbert N. Whitney	Director	April 1, 2024

Blue Dolphin Energy Company
Form 10-K, Period Ended December 31, 2023