Form 10-Q
period 2024-03-31
BLUE DOLPHIN ENERGY CO
filed 2024-05-15
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock, par value $0.01 per share, outstanding as of May 15, 2024: 14,921,968

Blue Dolphin Energy Company
March 31, 2024 │Page 2

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

AMT. Alternative Minimum Tax.

Amended and Restated Jet Fuel Sales Agreement. Product agreement for the sale of jet fuel by LE to LEH; effective April 1, 2023; one-year automatic renewals; currently renewed through March 31, 2025; LEH purchases all jet fuel produced by LE; LEH sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.

ARO.  Asset retirement obligations.

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

BDEX. Blue Dolphin Exploration Company, a wholly owned subsidiary of Blue Dolphin.

BDPC.  Blue Dolphin Petroleum Company, a wholly owned subsidiary of Blue Dolphin.

BDPL.  Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

BDPL-LEH Loan Agreement. Loan Agreement dated August 15, 2016, between BDPL and LEH in the original principal amount of $4.0 million; interest accrues at 16.00% annually; guaranteed by certain BDPL property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; matured August 2018; as of the filing date of this report, in forbearance related to past defaults pursuant to the LEH Payment Agreement.

BDSC.  Blue Dolphin Services Co., a wholly owned subsidiary of Blue Dolphin.

BDSC-LEH Amended Office Space Agreement.  Office sublease agreement in Houston, Texas between BDSC and LEH; extended term effective September 1, 2023 and expiring August 31, 2024; rent approximately $0.003 million per month; management is currently exploring leasing options.

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
March 31, 2024 │Page 3

Glossary of Terms (Continued)

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

Blue Dolphin Energy Company
March 31, 2024 │Page 4

Glossary of Terms (Continued)

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

LEH Payment Agreement.  Payment agreement between LEH and BDPL effective May 9, 2023; under the payment agreement, LEH and BDPL agreed to modify the payment terms of the BDPL-LEH Loan Agreement to satisfy in full BDPL’s $8.3 million obligation to LEH under the BDPL-LEH Loan Agreement by April 2027. Effective May 9, 2023, the interest rate for outstanding principal and accrued and unpaid interest under the BDPL-LEH Loan Agreement decreased from 16.00% to 8.00% per year.

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

MVP.  MV Purchasing, LLC.

Naphtha. A refined or partly refined light distillate fraction of crude oil. Blended further or mixed with other materials, it can make high-grade motor gasoline or jet fuel. It is also a generic term for the lightest and most volatile petroleum fractions.

Blue Dolphin Energy Company
March 31, 2024 │Page 5

Glossary of Terms (Continued)

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

Pilot Settlement Agreement.  A confidential Settlement Agreement by and among the Lazarus Entities and Pilot Entities executed on December 29, 2023. Among other matters addressed, NPS' and LRM’s contract-related disputes with Pilot and Tartan were fully resolved and the parties agreed to mutually release all claims against each other. Pursuant to the Settlement Agreement, the Texas litigation was dismissed with prejudice on January 3, 2024.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 6

Glossary of Terms (Continued)

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

ROU.  Right-of-use.

SBA.  Small Business Administration.

SEC. Securities and Exchange Commission.

Second Amended and Restated Operating Agreement.  Affiliate agreement between Blue Dolphin, LE, LRM, NPS, BDPL, BDPC, BDSC and LEH governing LEH’s operation and management of those companies’ assets; one-year term effective April 1, 2023 expiring April 1, 2024 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5.00% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC.  See "Third Amended and Restated Operating Agreement."

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

Tartan.  Tartan Oil LLC, an affiliate of Pilot.

Tartan Crude Supply Agreement. Crude supply agreement between Pilot and LE dated May 7, 2019, as amended on November 11, 2019, which agreement was assigned by Pilot to Tartan pursuant to an Assignment of Contract dated March 20, 2020.  Terminated by Tartan effective December 31, 2023. There were no penalties associated with the termination.

TCEQ.  Texas Commission on Environmental Quality.

Texas First.  Texas First Rentals, LLC.

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

Veritex Second Amended Forbearance Agreement. Amendment to the Veritex Forbearance Agreement dated and effective December 29, 2023 between LE, LRM, Veritex, and guarantors (as defined therein); pursuant to the Veritex Second Amended Forbearance Agreement, Veritex agreed to forbear existing defaults under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 through and including March 29, 2024; additionally, Veritex agreed to forbear from testing borrower’s compliance with financial covenants under the loans; expired on March 29, 2024.

WHO.  World Health Organization.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. as published by the Wall Street Journal.  Effective July 27, 2023, the WSJ Prime rate increased to 8.50%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
March 31, 2024 │Page 7

Important Information Regarding Forward Looking Statements

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

•  Our ability to to resolve the bond dispute with RLI.

•  Our estimates of future AROs related to our pipeline and facilities assets, which may increase.

•  Regulatory changes and other measures related to greenhouse gas emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions.

Security

•  A terrorist attack or armed conflict.

•  Increased activism against oil and gas companies

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

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC and elsewhere in our subsequent quarterly and periodic reports, including this report.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company
March 31, 2024 │Page 8

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2024	2023

	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,123	$18,713
Accounts receivable, net	104	116
Accounts receivable, related party	11,722	4,184
Prepaid expenses and other current assets	1,122	1,591
Deposits	110	110
Inventory	28,657	24,576
Total current assets	52,838	49,290

LONG-TERM ASSETS
Total property and equipment, net	54,316	54,958
Operating lease right-of-use assets, net	100	158
Restricted cash, noncurrent	1,000	5
Surety bonds	230	230
Deferred tax assets, net	-	1,436
Total long-term assets	55,646	56,787

TOTAL ASSETS	$108,484	$106,077

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$40,581	$39,440
Interest payable	1,182	2,596
Accounts payable	2,349	1,814
Accounts payable, related party	5	889
Current portion of lease liabilities	93	147
Income taxes payable	1,247	951
Asset retirement obligations, current portion	2,999	4,504
Accrued expenses and other current liabilities	4,079	5,084
Total current liabilities	52,535	55,425

LONG-TERM LIABILITIES
Deferred tax liabilities, net	109	-
Long-term debt, net of current portion	2,309	3,745
Long-term debt, related party, net of current portion	4,000	4,000
Long-term interest payable, related party, net of current portion	1,308	1,308
Total long-term liabilities	7,726	9,053

TOTAL LIABILITIES	60,261	64,478

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued at March 31, 2024 and December 31, 2023) (1)	149	149
Additional paid-in capital	39,758	39,758
Retained earnings	8,316	1,692
TOTAL STOCKHOLDERS' EQUITY	48,223	41,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,484	$106,077

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2024 │Page 9

Financial Statements (Continued)

Consolidated Statements of Income (Unaudited)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2024	2023
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$89,915	$114,640
Tolling and terminaling	1,107	2,021
Total revenue from operations	91,022	116,661

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	76,911	93,987
Other conversion costs	2,281	2,170
Total cost of goods sold	79,192	96,157

Gross profit	11,830	20,504

COST OF OPERATIONS
LEH operating fee, related party	172	144
Other operating expenses	140	91
General and administrative expenses	983	1,207
Depreciation and amortization	704	698
Accretion of asset retirement obligations	-	35

Total cost of operations	1,999	2,175

Income from operations	9,831	18,329

OTHER INCOME (EXPENSE)

Interest and other income	148	2
Interest and other expense	(1,514)	(1,332)
Total other income (expense)	(1,366)	(1,330)

Income before income taxes	8,465	16,999

Income tax expense	(1,841)	(246)

Net Income	$6,624	$16,753

Income per common share:
Basic	$0.44	$1.12
Diluted	$0.44	$1.12

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968
Diluted	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2024 │Page 10

Financial Statements (Continued)

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares Issued		Additional		Total
	and		Paid-In	Retained	Stockholders'
	Outstanding	Par Value	Capital	Earnings	Equity
		(in thousands except share amounts)

Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net income	-	-	-	6,624	6,624

Balance at March 31, 2024	14,921,968	$149	$39,758	$8,316	$48,223

	Common Stock				Total
			Additional		Stockholders'
			Paid-In	Accumulated	Equity
	Shares Issued	Par Value	Capital	Deficit	(Deficit)
		(in thousands except share amounts)

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	16,753	16,753

Balance at March 31, 2023	14,921,968	$149	$39,758	$(12,566)	$27,341

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2024 │Page 11

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

BLUE DOLPHIN ENERGY COMPANY & SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Three Months Ended March 31,
	2024	2023
	(in thousands)
OPERATING ACTIVITIES
Net income	$6,624	$16,753
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	704	698
Accretion of asset retirement obligations	-	35
Deferred income tax	1,545	-
Amortization of debt issue costs	50	51
Deferred revenues and expenses	-	(102)
Changes in operating assets and liabilities
Accounts receivable	12	424
Accounts receivable, related party	(7,538)	(11,555)
Prepaid expenses and other current assets	469	(2,410)
Inventory	(4,081)	11,204
Asset retirement obligations	(1,505)	-
Accounts payable, accrued expenses and other liabilities	(1,646)	(1,415)
Accounts payable, related party	(884)	100
Net cash provided by (used in) operating activities	(6,250)	13,783

FINANCING ACTIVITIES
Payments on debt principal	(345)	(560)
Net activity on related-party debt	-	(1,211)
Net cash used in financing activities	(345)	(1,771)
Net change in cash, cash equivalents, and restricted cash	(6,595)	12,012

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,718	1,521
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$12,123	$13,533

Supplemental Information:
Non-cash investing and financing activities:
Interest paid	$2,674	$678

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2024 │Page 12

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

Going Concern Assessment

Certain conditions and events were noted that initially caused management to evaluate our ability to continue as a going concern.  These conditions and events include historical working capital deficits and significant current debt in default. We had positive working capital of $0.3 million at  March 31, 2024 compared to a working capital deficit of $6.1 million at  December 31, 2023, representing a $6.4 million improvement. Our significant current debt is primarily the result of bank debt to Veritex and GNCU being in default. Excluding accrued interest, the current portion of long-term debt on our consolidated balance sheets totaled $40.6 million and $39.4 million at at March 31, 2024 and  December 31, 2023, respectively.  The $1.1 million increase in current debt between the periods primarily related to the Kissick Debt falling within the current portion of long-term debt on our consolidated balance sheet at March 31, 2024.

Our current assets totaled $52.8 million at March 31, 2024 compared to $49.3 million at  December 31, 2023, representing a $3.5 million increase.  Our current liabilities totaled $52.5 million at March 31, 2024 compared to $55.4 million at  December 31, 2023, representing a $2.9 million decrease.  Excluding the current portion of long-term debt, our current liabilities totaled $12.0 million at March 31, 2024 compared to $16.0 million at  December 31, 2023, representing a $4.0 million decrease.

Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  To bolster working capital reserves, management continues efforts to restructure debt obligations and reduce cash requirements.  Management acknowledges that uncertainty remains related to future operating margins.  However, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.  Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Forbearance Agreements

Veritex Forbearance Agreements. Under the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement expired on September 30, 2023, and was superseded by the Veritex First Amended Forbearance Agreement. The First Amended Forbearance Agreement expired on December 29, 2023, and was superseded by the Veritex Second Amended Forbearance Agreement.  The Veritex Second Amended Forbearance Agreement expired on March 29, 2024.  During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $0 for the three months ended March 31, 2024 and 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults prior to April 2023.

Blue Dolphin Energy Company
March 31, 2024 │Page 13

Notes to Consolidated Financial Statements (Continued)

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million and $0 for the three months ended March 31, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults prior to May 2023.

Defaults. As of March 31, 2024 and through the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations.  The Veritex Second Amended Forbearance Agreement expired on March 29, 2024.  The LE Term Loan Due 2034 and LRM Term Loan Due 2034 were in default due to covenant violations for the period March 30, 2024 through the filing date of this report. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

Net income for the three months ended March 31, 2024 totaled $6.6 million, or $0.44 per share, compared to net income of $16.8 million, or $1.12 per share, for the three months ended March 31, 2023. The $10.1 million, or $0.68 per share, decrease in net income between the periods resulted from less favorable refining margins on lower refinery throughput, production, and sales volumes. We cannot assure investors that refining margins will remain positive and demand will increase.

Working Capital Improvements

We had working capital of $0.3 million at  March 31, 2024 and a working capital deficit of $6.1 million at  December 31, 2023, representing a $6.4 million improvement.  Excluding the current portion of long-term debt, we had $40.9 million and $33.3 million in working capital at  March 31, 2024 and  December 31, 2023, respectively, representing a $7.6 million increase. The significant increase in working capital between the periods was primarily due to increases in accounts receivable - related party and inventory. We continue to actively explore additional funding to refinance and restructure debt and further improve working capital.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 14

Notes to Consolidated Financial Statements (Continued)

●

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

General macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19 continue to evolve, and the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under secured loan agreements that are in default, our business, financial condition, and results of operations will be materially adversely affected.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

The consolidated balance sheet as of  December 31, 2023 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2023 as filed with the SEC. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or for any other period.

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of March 31, 2024 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory and related reserves, and the carrying value of long-lived assets, assessing Blue Dolphin's ability to continue as a going concern and evaluating the need for a valuation allowance on deferred tax assets.

Blue Dolphin Energy Company
March 31, 2024 │Page 15

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, options to limit risk are being evaluated given current capital, credit, and commodity markets and financial institution health.  Restricted cash, non-current portion at March 31, 2024 and December 31, 2023 reflected amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	March 31,	December 31,
	2024	2023
	(in thousands)

Cash and cash equivalents	$11,123	$18,713
Restricted cash, noncurrent	1,000	5
	$12,123	$18,718

Accounts Receivable and Allowance for Credit Losses.  Accounts receivable are presented net of any necessary allowance(s) for credit losses.  Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for credit losses is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $0 and $0.06 million at March 31, 2024 and December 31, 2023, respectively.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 16

Notes to Consolidated Financial Statements (Continued)

Construction in Progress (CIP). CIP expenditures, including capitalized interest, relate to construction and refurbishment activities and equipment for the Nixon facility.  These expenditures are capitalized as incurred. Depreciation begins once the asset is placed in service.  See “Notes (8) and (11)” to our consolidated financial statements for additional disclosures related to refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and CIP.

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

For operating leases, we record lease cost on a straight-line basis over the lease term; we record lease expenses in the appropriate line on the income statement based on the leased asset’s intended use.  For finance leases, we amortize lease payments for the ROU asset on a straight-line basis over the lesser of the leased asset’s useful life or the lease term; we record amortization expenses on the income statement in ‘depreciation and amortization expense;’ we record interest expense on the income statement in ‘interest and other expense.

’

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

Blue Dolphin Energy Company
March 31, 2024 │Page 17

Notes to Consolidated Financial Statements (Continued)

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

Commodity price market volatility associated with general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19 could affect the value of certain of our long-lived assets.   As of March 31, 2024 and December 31, 2023, we did not record any impairment of our long-lived assets. However, impairment may be required in the future if external events or circumstances change or if internal conditions shift materially.

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

New Pronouncements Adopted

During the three months ended March 31, 2024, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective

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

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within physical years beginning after December 15, 2024.  Early adoption is permitted.  We will adopt ASU 2023-07 in our fourth quarter of 2024 using a retrospective transition method.

Blue Dolphin Energy Company
March 31, 2024 │Page 18

Notes to Consolidated Financial Statements (Continued)

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

NPS Terminal Services Agreement	NPS LEH	11/01/2022	For LEH storage of jet fuel at the Nixon facility; tank rental fee $0.2 million per month; 1-year term on an evergreen basis; either party may cancel upon 60 days’ prior written notice.
Office Sub-Lease Agreement	BDSC LEH	05/31/23	12-month extension of prior office sublease; term expires 08/31/2024; office lease Houston, Texas; rent approximately $0.003 million per month; management is currently exploring leasing options.
Third Amended and Restated Operating Agreement	Blue Dolphin LE LRM NPS BDPL BDPC BDSC LEH	04/01/2024

1-year term; expires 04/01/2025 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC

Debt Agreements.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at March 31, 2024 and December 31, 2023.  Summaries of the debt agreements follow:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose

BDPL-LEH Loan Agreement (in forbearance)	BDPL	Aug 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
	LEH

Blue Dolphin Energy Company
March 31, 2024 │Page 19

Notes to Consolidated Financial Statements (Continued)

Forbearance and Defaults.

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million and $0 for the three months ended March 31, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults.

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

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts receivable, related party.  Accounts receivable—related party for the sale of jet fuel to LEH totaled $11.7 million and $4.2 at March 31, 2024 and December 31, 2023, respectively. Amounts Blue Dolphin owed to LEH under the Third Amended and Restated Operating Agreement were net settled against amounts LEH owed to LE under the Amended and Restated Jet Fuel Sales Agreement. Excess amounts owed by LEH to LE were reflected in accounts receivable—related party on our consolidated balance sheet.

Accounts payable, related party.  Accounts payable, related party totaled approximately $0.0 million and $0.9 million at March 31, 2024 and December 31, 2023.  Accounts payable, related party at December 31, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment.

Long-term debt, related party, net of current portion and accrued interest payable, related party, net of current portion.

	March 31,	December 31,
	2024	2023
	(in thousands)
LEH
BDPL-LEH Loan Agreement (in forbearance)	$5,308	$5,308
LEH Total	5,308	5,308

Less: Long-term debt, related party, current portion	-	-
Less: Accrued interest payable, related party, current portion	-	-
	$5,308	$5,308

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percent amounts)
Refinery operations
LEH	$27,394	30.1%	$35,345	30.3%
Third-Parties	62,521	68.7%	79,295	68.0%
Tolling and terminaling
LEH	540	0.6%	540	0.5%
Third-Parties	567	0.6%	1,481	1.3%

	$91,022	100.0%	$116,661	100.0%

Blue Dolphin Energy Company
March 31, 2024 │Page 20

Notes to Consolidated Financial Statements (Continued)

Interest expense.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$98	$102
Tied to NPS Term Loan Due 2031	50	50
Tied to Second Term Loan Due 2034	41	43
Tied to Blue Dolphin Term Loan Due 2051	10	10
LEH
BDPL-LEH Loan Agreement (in forbearance)	106	160
	$305	$365

Other.  BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended March 31, 2024 and 2023.

The LEH operating fee, related party totaled $0.2 million for the three-month period ended March 31, 2024 compared to approximately $0.1 million for the three-month period ended March 31, 2023. The increase between the periods related to higher manufacturing overhead costs including insurance.

Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances

	March 31,	December 31,
	2024	2023
Accounts receivable (including related-party), beginning of period	$4,300	$1,148
Accounts receivable (including related-party), end of period	11,826	4,300

Unearned revenue, beginning of period	$3,243	$3,888
Unearned revenue, end of period	2,805	3,243

Blue Dolphin Energy Company
March 31, 2024 │Page 21

Notes to Consolidated Financial Statements (Continued)

Segment Information

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)

Refinery operations	$89,915	$114,640
Tolling and terminaling	1,107	2,021
Total revenue from operations	91,022	116,661

Intercompany processing fees(1)
Refinery operations	(503)	(576)
Tolling and terminaling	503	576
Total intercompany processing fees	-	-

Costs of good sold(2)
Refinery operations	(78,782)	(95,799)
Tolling and terminaling	(410)	(358)
Total costs of goods sold	(79,192)	(96,157)

Gross profit
Refinery operations	10,630	18,265
Tolling and terminaling	1,200	2,239
Total gross profit	11,830	20,504

Other operating and general and administrative expenses(3)
Refinery operations	(409)	(478)
Tolling and terminaling	(23)	(470)
Corporate and other	(863)	(530)
Total other operating and general and administrative expenses	(1,295)	(1,478)

Depreciation and amortization
Refinery operations	(301)	(304)
Tolling and terminaling	(342)	(342)
Corporate and other	(61)	(52)
Total depreciation and amortization	(704)	(698)

Interest and other non-operating expenses, net
Refinery operations	(734)	(677)
Tolling and terminaling	(496)	(470)
Corporate and other	(136)	(183)
Total interest and other non-operating expenses, net	(1,366)	(1,330)

Income before income taxes
Refinery operations	9,186	16,806
Tolling and terminaling	339	957
Corporate and other	(1,060)	(764)
Total income before income taxes	8,465	16,999

Income tax expense	(1,841)	(246)

Net income	$6,624	$16,753

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Cost of goods sold within tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance).
(3)	General and administrative expenses within refinery operations includes the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company
March 31, 2024 │Page 22

Notes to Consolidated Financial Statements (Continued)

Three Months Ended
March 31,
	2024	2023
(in thousands)
Capital expenditures
Refinery operations	$-	$-
Tolling and terminaling	-	-
Corporate and other	-	-
Total capital expenditures	$-	$-

	March 31,	December 31,
	2024	2023
	(in thousands)
Identifiable assets
Refinery operations	$88,959	$86,565
Tolling and terminaling	17,948	16,464
Corporate and other	1,577	3,048
Total identifiable assets	$108,484	$106,077

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At March 31, 2024 and December 31, 2023, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $11.4 million and $18.2 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. On  December 29, 2023, we entered a new crude supply agreement with MVP, effective  January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. At March 31, 2024, accounts payable for crude oil and condensate was $1.3 million.

During 2023, we operated under a crude supply agreement with Tartan.  Tartan also stored crude oil at the Nixon facility under a terminal services agreement.  In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the crude supply agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  During Q1 2023, the vast majority of our crude was sourced from Tartan under the crude supply agreement.  At March 31, 2023, accounts payable for crude oil and condensate was $0.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 23

Notes to Consolidated Financial Statements (Continued)

Customers

Significant Customers. We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	March 31,
Three Months Ended	Customers	Operations	(in millions)

March 31, 2024	3	81.3%	$11.7
March 31, 2023	3	65.7%	$11.6

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The jet fuel, which is stored at the Nixon Facility, is lifted by the Affiliate as needed.  For the three months ended March 31, 2024 and 2023, the Affiliate accounted for 30.7% and 30.3% of total revenue from operations, respectively.

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

Refined Product Sales

We sell our products primarily in the U.S. within PADD 3.  Occasionally we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.  Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percent amounts)

LPG mix	$61	0.1%	$55	0.0%
Naphtha	18,113	20.1%	20,729	20.7%
Jet fuel	27,394	30.5%	35,345	35.9%
HOBM	20,535	22.8%	33,488	18.3%
AGO	23,812	26.5%	25,023	25.1%
	$89,915	100.0%	$114,640	100.0%

An Affiliate, LEH, purchases all our jet fuel.  See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Prepaid insurance	$623	$1,168
Other prepaids	473	230
Prepaid easement renewal fees	26	32
Prepaid crude oil and condensate	-	161
	$1,122	$1,591

Blue Dolphin Energy Company
March 31, 2024 │Page 24

Notes to Consolidated Financial Statements (Continued)

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Naphtha	$12,680	$8,782
Jet fuel	9,409	8,570
HOBM	4,316	5,144
Crude oil and condensate	1,889	1,494
Chemicals	196	160
AGO	125	392
Propane	29	24
LPG mix	13	10
	$28,657	$24,576

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Refinery and facilities	$72,675	$72,675
Land	566	566
Other property and equipment	913	913
	74,154	74,154

Less: Accumulated depreciation and amortiation	(23,608)	(22,966)
	50,546	51,188

Construction in progress	3,770	3,770
	$54,316	$54,958

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Unearned revenue from contracts with customers	$2,805	$3,243
Accrued fines and penalties	522	522
Insurance	264	467
Other payable	165	297
Customer deposits	163	163
Taxes payable	160	142
Board of director fees payable	-	250
	$4,079	$5,084

Blue Dolphin Energy Company
March 31, 2024 │Page 25

Notes to Consolidated Financial Statements (Continued)

(10) Third-Party Long-Term Debt

Loan Agreements

				Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default) (1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan; capital improvements
	Veritex
LRM Term Loan Due 2034 (in default) (1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
	Veritex
Kissick Debt (in forbearance)(2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick
GNCU Loan
NPS Term Loan Due 2031(in default) (3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified) (4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050 (5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050 (5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025 (6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)

Restricted cash, noncurrent totaled $1.0 million and $0.0 at March 31, 2024 and December 31, 2023, respectively. Restricted cash, noncurrent reflects amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million.  Although the amount at December 31, 2023 was $0, the payment reserve account was fully replenished on January 2, 2024.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment due in November 2024.
(4)	Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.
(5)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(6)	In May 2019, LE entered into 12-month equipment rental agreement with an option to purchase backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$19,607	$19,858
LRM Term Loan Due 2034 (in default)	8,163	8,260
Kissick Debt (in forbearance)	5,751	7,147
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
SBA EIDLs
BDEC Term Loan Due 2051	2,125	2,135
LE Term Loan Due 2050	161	162
NPS Term Loan Due 2050	161	162
Equipment Loan Due 2025	25	29
	45,968	47,728

Less: Current portion of long-term debt, net	(40,581)	(39,440)
Less: Unamortized debt issue costs	(1,896)	(1,947)
Less: Accrued interest payable	(1,182)	(2,596)
	$2,309	$3,745

Blue Dolphin Energy Company
March 31, 2024 │Page 26

Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,276)	(1,225)
	$1,896	$1,947

Amortization expense was $0.05 million for both three-month periods ended March 31, 2024 and 2023.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Kissick Debt (in forbearance)	$773	$2,169
Veritex Loans
LE Term Loan Due 2034 (in default)	176	181
LRM Term Loan Due 2034 (in default)	69	70
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA EIDLs
BDEC Term Loan Due 2051	125	135
LE Term Loan Due 2050	11	12
NPS Term Loan Due 2053	11	12
	1,182	2,596
Less: Accrued interest payable	(1,182)	(2,596)
Long-term Interest Payable, Net of Current Portion	$-	$-

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within long-term debt, current portion on our consolidated balance sheets at March 31, 2024 and December 31, 2023 due to being in default.  The Kissick Debt fell within long-term debt, current portion on our consolidated balance sheet at March 31, 2024 compared to long-term debt, net of current portion at  December 31, 2023 due to principal payments being due within the next twelve months.

Forbearance and Defaults

Veritex First Amended Forbearance Agreement.  Under the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement expired on September 30, 2023, and was superseded by the Veritex First Amended Forbearance Agreement. The First Amended Forbearance Agreement expired on December 29, 2023, and was superseded by the Veritex Second Amended Forbearance Agreement.  The Veritex Second Amended Forbearance Agreement expired on March 29, 2024.  During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $0 for the three months ended March 31, 2024 and 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults.

Blue Dolphin Energy Company
March 31, 2024 │Page 27

Notes to Consolidated Financial Statements (Continued)

Defaults. As of March 31, 2024 and through the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations.  We were also in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034; the Veritex Second Amended Forbearance Agreement expired on March 29, 2024. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

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
• Substantially all assets
Kissick Debt (in forbearance)(2)	-	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• USDA	• Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	• Jonathan Carroll(1)	• Leasehold deed of trust lien on certain property leased by NPS from LE
	• Affiliate cross-guarantees	• Assignment of leases and rents and certain personal property
SBA EIDLs
Blue Dolphin Term Loan Due 2051	-	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	-	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	-	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	-	• First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

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
March 31, 2024 │Page 28

Notes to Consolidated Financial Statements (Continued)

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets, as well as plugging and abandoning our oil and gas properties.  We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment. From time to time we record an increase in liability or an impairment due to changes in estimates or the timing of decommissioning the assets. During the three months ended March 31, 2024 and 2023 we did not record an increase in liability or an impairment related to our pipeline and facilities assets.

Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL is following the plan. Separately, management is exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE).  Based on updated estimates for pipeline decommissioning, platform removal, and associated costs, as well as resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the third quarter of 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or of BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of March 31, 2024 and December 31, 2023.  At March 31, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

Due to BDPL’s failure to complete decommissioning of the offshore pipeline and platform assets and remedy associated INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  On January 26, 2024, BSEE assessed a civil penalty of $0.2 million against BDPL for failure to complete annual platform inspections in a timely manner.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of  March 31, 2024.  Although BDPL filed an appeal to the civil penalty on  March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

ARO liability as of the dates indicated was as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)

AROs, at the beginning of the period	$4,504	$3,710
Changes in estimates of existing obligations	-	1,558
Liabilities settled	(1,505)	(823)
Accretion expense	-	59

Less: AROs, current portion	(2,999)	(4,504)
Long-term AROs, at the end of the period	$-	$-

See “Note (15)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

(12) Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In May 2023, BDSC signed a 12-month extension to its existing operating lease. The extended term commenced on September 1, 2023 and expires on August 31, 2024. Under the amended agreement, the annual rent was reduced from $31.00 per square foot to $30.00 per square foot, resulting in a monthly base rental amount of $0.02 million.  Management is currently exploring leasing options.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended March 31, 2024 and 2023. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the LE Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
March 31, 2024 │Page 29

Notes to Consolidated Financial Statements (Continued)

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		March 31,	December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$994	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(894)	(629)

Total lease assets		100	158

Liabilities
Current
Operating lease	Current portion of lease liabilities	93	147

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$93	$147

Weighted average remaining lease term in years
Operating lease	0.42
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)

Operating lease costs	$62	$51
Short-term lease expense, related party	300	100
Total lease cost	$362	$151

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows for operating lease	$54	$57

As of March 31, 2024, maturities of lease liabilities for the periods indicated were as follows:

Operating
March 31,	Lease
(in thousands)

2025	$93
$93

Future minimum annual lease commitments that are non-cancelable:

Operating
March 31,	Lease
(in thousands)
2025	$96
$96

Blue Dolphin Energy Company
March 31, 2024 │Page 30

Notes to Consolidated Financial Statements (Continued)

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

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Current
Federal	$(215)	$(115)
State	(81)	(131)
Deferred
Federal	(1,545)	(3,427)
Change in valuation allowance	-	3,427

Total provision for income taxes	$(1,841)	$(246)

GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$5,019	$6,014
Business interest expense	2,333	2,534
Start-up costs (crude oil and condensate processing facility)	233	254
ARO liability/deferred revenue	630	946
Other	59	54
Total deferred tax assets	8,274	9,802

Deferred tax liabilities:
Basis differences in property and equipment	(8,383)	(8,366)
Total deferred tax liabilities	(8,383)	(8,366)
	(109)	1,436

Deferred tax assets (liabilities), net	$(109)	$1,436

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

At   March 31, 2024, there were no uncertain tax positions for which a reserve or liability was necessary.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 31

Notes to Consolidated Financial Statements (Continued)

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

NOL Carryforwards Available for Use. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-	Post-
	Ownership	Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2022	$5,147	$45,624	$50,771

Net operating losses used and expired	(638)	(21,493)	(22,131)

Balance at December 31, 2023	$4,509	$24,131	$28,640

Net operating losses used and expired	(638)	(4,101)	(4,739)

Balance at March 31, 2024	$3,871	$20,030	$23,901

(14) Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands,
	except share and per share amounts)

Net income	$6,624	$16,753

Earnings per share
Basic and diluted income per share	$0.44	$1.12
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968

Diluted EPS for the three months ended March 31, 2024 and 2023 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 32

Notes to Consolidated Financial Statements (Continued)

(15) Commitments and Contingencies

Third Amended and Restated Operating Agreement

See “Note (3)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the Third Amended and Restated Operating Agreement.

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

Platform Inspections.  We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In  March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In  April 2023, BSEE granted BDPL an extension for completing the required platform inspection until  May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request. BDPL completed the platform inspection on  August 26, 2023 and submitted the survey report to BSEE on  September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on  October 24, 2023.  The proposed administrative civil penalty was finalized on  January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of  March 31, 2024.  Although BDPL filed an appeal to the civil penalty on  March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In  October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in  November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late  December 2023 to mid-  February 2024. Based on updated estimates for pipeline decommissioning, platform removal, and associated costs, as well as resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the third quarter of 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL can complete anticipated work or predict the outcome of BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of  March 31, 2024 and December 31, 2023. Due to BDPL’s failure to comply with BSEE requirements, BDPL could still be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  At March 31, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 33

Notes to Consolidated Financial Statements (Continued)

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

Blue Dolphin Energy Company
March 31, 2024 │Page 34

Notes to Consolidated Financial Statements (Continued)

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

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of  March 31, 2024 and  December 31, 2023.  At both  March 31, 2024 and  December 31, 2023, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI. However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds.   Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In  June,  July, and  December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.25 million.  On  February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds. BDPL filed its answer to RLI's lawsuit on April 23, 2024 denying RLI's claims.

TCEQ Proposed Agreed Order. In  October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from  January to  March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In  September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believes the penalty matter is resolved, LRM expects to continue working with TCEQ to remediate certain open items fully. At   March 31, 2024, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

BSEE Civil Penalties. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In  March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA- 288C platform and for failing to provide BSEE with such survey results. In  April 2023, BSEE granted BDPL an extension for completing the required platform inspection until  May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on  August 26, 2023 and submitted the survey report to BSEE on  September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on  October 24, 2023.  The proposed administrative civil penalty was finalized on  January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of  March 31, 2024.  Although BDPL filed an appeal to the civil penalty on  March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

On April 26, 2024, BDPL received a civil penalty advisory letter from BSEE of the same date related to INCs issued by the agency in September 2023.  The letter indicates that the agency is reviewing the INCS, which relate to BDPL's offshore assets in federal waters.  BSEE will provide BDPL information related to its review within 90 days from the date of its letter.

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
March 31, 2024 │Page 35

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, as well as significant trends that may affect future performance.  All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain.  See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.  You should read the following discussion together with the financial statements and the related notes included elsewhere in this report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Going Concern Assessment

Certain conditions and events were noted that initially caused management to evaluate our ability to continue as a going concern.  These conditions and events include historical working capital deficits and significant current debt in default. We had positive working capital of $0.3 million at March 31, 2024 compared to a working capital deficit of $6.1 million at December 31, 2023, representing a $6.4 million improvement. Our significant current debt is primarily the result of bank debt to Veritex and GNCU being in default. Excluding accrued interest, the current portion of long-term debt on our consolidated balance sheets totaled $40.6 million and $39.4 million at at March 31, 2024 and December 31, 2023, respectively.  The $1.1 million increase in current debt between the periods primarily related to the Kissick Debt falling within the current portion of long-term debt on our consolidated balance sheet at March 31, 2024.

Our current assets totaled $52.8 million at March 31, 2024 compared to $49.3 million at December 31, 2023, representing a $3.5 million increase.  Our current liabilities totaled $52.5 million at March 31, 2024 compared to $55.4 million at December 31, 2023, representing a $2.9 million decrease.  Excluding the current portion of long-term debt, our current liabilities totaled $12.0 million at March 31, 2024 compared to $16.0 million at December 31, 2023, representing a $4.0 million decrease.

Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  To bolster working capital reserves, management continues efforts to restructure debt obligations and reduce cash requirements.  Management acknowledges that uncertainty remains related to future operating margins.  However, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.  Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Business Operations Update

During the first quarter of 2024, oil and gas commodity prices trended downward compared to the first quarter of 2023. Less favorable refining margins on lower refinery throughput, production, and sales volumes contributed to Blue Dolphin reporting net income of $6.6 million, or $0.44 per share, for the three months ended March 31, 2024 (“Q1 2024”) compared to the same period a year earlier. We reported net income of $16.8 million, or $1.12 per share, for the three months ended March 31, 2023 (“Q12023”). Our full operating results for the three months ended March 31, 2024 and March 31, 2023 including operating results by segment, can be found within ‘—Results of Operations.’

We used cash flow from operations of $6.3 million for Q1 2024. The use in cash flow from operations was primarily due to a build in inventory in preparation for an upcoming turnaround.  At March 31, 2024, we had approximately $11.1 million in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘—Liquidity and Capital Resources.’

Blue Dolphin Energy Company
March 31, 2024 │Page 36

Management’s Discussion and Analysis (Continued)

General Trends and Outlook

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

Liquidity and Access to Capital Markets

We continue to actively explore additional funding to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement, Veritex Second Amended Forbearance Agreement (which has expired), Kissick Forbearance Agreement, and LEH Payment Agreement.  There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions, such as those experienced during the height of the COVID-19 pandemic, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

Optimize Existing Asset Base

In January 2024 the Nixon facility was down for 3 days due to frigid temperatures. Following this event, management completed the installation of additional anti-icing chemical storage at the plant and is working on further improvements to protect the facility from severe cold weather. In anticipation of the shift to warm weather conditions, management is also making improvements to the facility to reduce heat-related injuries, including the planned installation of a 'cool down room' for personnel, contractors, and drivers.  Throughout 2024 we will continue to focus on improvements in day-to-day plant operations and identifying safety and mechanical process improvements to optimize plant operations, particularly considering extreme heat in Texas.

Improve Operational Efficiencies

During Q1 2024, management progressed with upgrading the Nixon facility's terminal management software.  Once complete, key elements of the plant's terminal loading functions will be automated, improving order management, bills of lading delivery, and reporting.

Blue Dolphin Energy Company
March 31, 2024 │Page 37

Management’s Discussion and Analysis (Continued)

Seize Market Opportunities

In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth. Rising demand for renewable energy is attributable to various factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change. Throughout 2023, management had meaningful discussions with potential commercial partners and these efforts continue in 2024. Reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development and/or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

Downstream Operations

Our refinery operations segment consists of the following assets and operations:

Property		Key Products Handled	Operating Subsidiary	Location

Nixon facility		Crude Oil	LE	Nixon, Texas
●	Crude distillation tower (15,000 bpd)	Refined Products
●	Petroleum storage tanks (operations support)
●	Loading and unloading facilities
●	Land (56 acres)

Crude Oil and Condensate Supply

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. At March 31, 2024, accounts payable for crude oil and condensate was $1.3 million.

During 2023, we operated under a crude supply agreement with Tartan.  Tartan also stored crude oil at the Nixon facility under a terminal services agreement.  In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the crude supply agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  During Q1 2023, the vast majority of our crude was sourced from Tartan under the crude supply agreement.  At March 31, 2023, accounts payable for crude oil and condensate was $0.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility. If we are required to obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

Products and Markets
Our market is the Gulf Coast region of the U.S., which is represented by the EIA as Petroleum Administration for PADD 3.  We sell our products primarily in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.

Blue Dolphin Energy Company
March 31, 2024 │Page 38

Management’s Discussion and Analysis (Continued)

The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO.  An Affiliate purchases our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to the Affiliate's HUBZone certification.  The product sales agreement with the Affiliate has a one-year term with automatic renewals.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

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

Midstream Operations

Our tolling and terminaling segment consists of the following assets and operations:

Property		Key Products Handled	Operating Subsidiary	Location

Nixon facility		Crude Oil	LRM, NPS	Nixon, Texas
●	Petroleum storage tanks and terminal services	Refined Products
●	Loading and unloading facilities

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

Blue Dolphin Energy Company
March 31, 2024 │Page 39

Management’s Discussion and Analysis (Continued)

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three months ended March 31, 2024 and 2023.  See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
March 31, 2024 │Page 40

Management’s Discussion and Analysis (Continued)

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

Blue Dolphin Energy Company
March 31, 2024 │Page 41

Management’s Discussion and Analysis (Continued)

Consolidated Results

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Q1 2024 Versus Q1 2023

Overview.  Net income for Q1 2024 totaled $6.6 million, or $0.44 per share, compared to net income of $16.8 million, or $1.12 per share, in Q1 2023. The $10.1 million, or $0.68 per share, decrease in net income between the periods was the result of less favorable refining margins on lower refinery throughput, production, and sales volumes.

Total Revenue from Operations.  Total revenue from operations was $91.0 million for Q1 2024 compared to $116.7 million for Q1 2023, representing a decrease of 22.0%.  The decrease related to declines in both refinery operations and tolling and terminaling revenue. Compared to Q1 2023, refinery operations revenue declined 21.6% in Q1 2024 primarily due to lower sales volume (17.3%). Tolling and terminaling revenue declined 45.2% as tank rental fees associated with temporary terminal service fees from Pilot in Q1 2023 did not recur in Q1 2024.

Total Cost of Goods Sold.  Total cost of goods sold was $79.2 million for Q1 2024 compared to $96.2 million for Q1 2023, representing a decrease of 17.6%.  The decrease was related to lower sales volume.  On a per bbl basis, direct operating expenses between the periods remained relatively flat at less than $1.00.

Total Gross Profit.  Gross profit totaled $11.8 million for Q1 2024 compared to gross profit of $20.5 million for Q1 2023. The 42.3% decrease in gross profit between the periods was the result of less favorable refining margins and lower refinery production and sales volume in Q1 2024.

Total General and Administrative Expenses. General and administrative expenses totaled $1.0 million in Q1 2024 compared to $1.2 million in Q1 2023, representing a decrease of 18.6%. The decrease was primarily related to a decrease in professional service fees, including legal expenses.

Total Depreciation and Amortization. Depreciation and amortization expenses remained flat at $0.7 million for both Q1 2024 and Q1 2023.

Total Other Income (Expense).  Total other expense in Q1 2024 totaled $1.4 million compared to total other expense of $1.3 million in Q1 2023, representing a decrease of 2.7%. The decrease was due to lower related party interest expenses in Q1 2024 compared to Q1 2023.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)
Revenue	$89,915	$114,640	$1,107	$2,021	$-	$-	$91,022	$116,661
Intercompany processing fees	(503)	(576)	503	576	-	-	-	-
Cost of goods sold	(78,782)	(95,799)	(410)	(358)	-	-	(79,192)	(96,157)
Gross profit	10,630	18,265	1,200	2,239	-	-	11,830	20,504
Other operating and general and administrative expenses (1)	(409)	(478)	(23)	(470)	(863)	(530)	(1,295)	(1,478)
Depreciation and amortization	(301)	(304)	(342)	(342)	(61)	(52)	(704)	(698)
Interest and other non-operating expenses, net	(734)	(677)	(496)	(470)	(136)	(183)	(1,366)	(1,330)
Income (loss) before income taxes	9,186	16,806	339	957	(1,060)	(765)	8,465	16,998
Income tax expense	-	-	-	-	(1,841)	(246)	(1,841)	(246)
Net income (loss)	$9,186	$16,806	$339	$957	$(2,901)	$(1,011)	$6,624	$16,752

(1)	General and administrative expenses within refinery operations include the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company
March 31, 2024 │Page 42

Management’s Discussion and Analysis (Continued)

Downstream Operations

Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Refinery operations revenue	$89,915	$114,640
Less: intercompany processing fees (1)	(503)	(576)
Less: cost of goods sold	(78,782)	(95,799)
Refinery operations gross profit	$10,630	$18,265

Sales (bbls)	949	1,148

Refining gross profit per bbl	$11.20	$15.91

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q1 2024 Versus Q1 2023

Refinery Downtime. Refinery downtime increased from 3 days in Q1 2023 to 5 days in Q1 2024. Refinery downtime in Q1 2024 related to weather (3 days of freezing temperatures in January 2024) and 2 days related to maintenance and repairs.  All refinery downtime in Q1 2023 related to maintenance and repairs.

Refinery Operations Gross Profit.  Refining gross profit totaled $10.6 million for Q1 2024 compared to refining gross profit of $18.3 million in Q1 2023, representing a decrease of $7.6 million. The decrease in Q1 2024 was related to less favorable refining margins and lower refinery production and sales volume in Q1 2024.

Refining Gross Profit per Bbl. On a per bbl basis, refining gross profit was $11.20 for Q1 2024 compared to gross profit of $15.91 for Q1 2023, representing a decrease of $4.71 per bbl. The decrease related to less favorable refining margins and and lower refinery production and sales volume in Q1 2024 compared to the same period a year earlier.

Remainer of Page Intentionally Left Blank

Blue Dolphin Energy Company
March 31, 2024 │Page 43

Management’s Discussion and Analysis (Continued)

Midstream Operations

Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as for in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Tolling and terminaling revenue	$1,107	$2,021
Intercompany processing fees (1)	503	576
Less: cost of goods sold	(410)	(358)
Tolling and terminaling gross profit	$1,200	$2,239

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q1 2024 Versus Q1 2023

Tolling and Terminaling Revenue. Tolling and terminaling revenue, which consists of storage tank rental and ancillary services fees, totaled $1.1 million in Q1 2024 compared to $2.0 million in Q1 2023, representing a decrease of $0.9 million.  The decrease in Q1 2024 related to lower tank rental fees. Tank rental fees in Q1 2023 included temporary terminal service fees associated with Pilot.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit was $1.2 million in Q1 2024 compared to $2.2 million in Q1 2023. The $1.0 million decrease was primarily related to lower tank rental fees.

Blue Dolphin Energy Company
March 31, 2024 │Page 44

Management’s Discussion and Analysis (Continued)

Capital Resources and Liquidity

We had working capital of $0.3 million at March 31, 2024 and a working capital deficit of $6.1 million at December 31, 2023, representing a $6.4 million improvement.  Excluding the current portion of long-term debt, we had $40.9 million and $33.3 million in working capital at March 31, 2024 and December 31, 2023, respectively, representing a $7.6 million increase. The significant increase in working capital between the periods was due to increases in accounts receivable - related party and inventory.

Cash and cash equivalents totaled $11.1 million and $18.7 million at March 31, 2024 and December 31, 2023, respectively, representing a decrease of $7.6 million.  Restricted cash, noncurrent totaled $1.0 million and $0.0 at March 31, 2024 and December 31, 2023, respectively, and related to a Veritex payment reserve account. Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $11.7 million and $4.2 million at March 31, 2024 and December 31, 2023, respectively.

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

During 2023, we entered into the Veritex First Amended Forbearance Agreement, Veritex Second Amended Forbearance Agreement (which has expired), Kissick Forbearance Agreement, and LEH Payment Agreement. We continue to actively explore additional funding to refinance and restructure debt and further improve working capital. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

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

Sources and Use of Cash

Components of Cash Flow.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(6,250)	$13,783
Investing activities	-	-
Financing activities	(345)	(1,771)
Increase in Cash and Cash Equivalents	$(6,595)	$12,012

Cash Flow from Operations.  We used cash flow from operations of $6.3 million for Q1 2024 compared to cash flow from operations of $13.8 million for Q1 2023. The $20.0 million decrease in cash flow from operations between the periods was primarily due to a build in inventory in preparation for an upcoming turnaround, an increase in accounts receivable—related party resulting from a change in payment terms from net 15 to net 30 under the Amended and Restated Jet Fuel Sales Agreement, decommissioning costs associated with our pipelines and facilities assets, and quicker payment turnarounds related to accounts payable.

Capital Expenditures. Capital expenditures totaled $0 for both Q1 2024 and Q1 2023. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and COVID-19, we anticipate continuing to limit capital expenditures throughout 2024. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

Blue Dolphin Energy Company
March 31, 2024 │Page 45

Management’s Discussion and Analysis (Continued)

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

Financing Activities.  During Q1 2024, Blue Dolphin made payments debt principal totaling $0.3 million.  During Q1 2023, Blue Dolphin made payments on debt principal totaling $0.6 million and paid off amounts owed to LEH totaling $1.2 million related to a June 2017 promissory note, as amended, for Blue Dolphin working capital.

Debt and Lease Obligations

Debt Agreements.

Related-Party Agreements Summary.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at March 31, 2024 and December 31, 2023.  Summaries of the debt agreements follow:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose

BDPL-LEH Loan Agreement (in forbearance)	BDPL	Aug 2018	16.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
	LEH

Third-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

				Monthly Principal
		Principal	Origination /	and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default) (1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan; capital improvements
	Veritex
LRM Term Loan Due 2034 (in default) (1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
	Veritex
Kissick Debt (in forbearance) (2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick
GNCU Loan
NPS Term Loan Due 2031 (in default) (3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified) (4)	Blue Dolphin	$2.0	June 2051	$0.07	3.75%	Working capital
	SBA
LE Term Loan Due 2050 (5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA			$0.0007
NPS Term Loan Due 2050 (5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025 (6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)

At both March 31, 2024 and December 31, 2023, restricted cash, noncurrent, represented amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million.  Although the amount at December 31, 2023 was $0, the payment reserve account was fully replenished on January 2, 2024.

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

Blue Dolphin Energy Company
March 31, 2024 │Page 46

Management’s Discussion and Analysis (Continued)

Guarantees and Security.

Loan Description	Guarantees		Security
Veritex Loans
LE Term Loan Due 2034 (in default)	●	USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	●	Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	●	Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
			●	$5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034 (in default)	●	USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	●	Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	●	Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
			●	First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien
			●	Substantially all assets
Kissick Debt (in forbearance)(2)	-		●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE

GNCU Loan
NPS Term Loan Due 2031 (in default)	●	USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	●	Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	●	Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
BDPL-LEH Loan Agreement (in forbearance)	●	-	●	Certain BDPL property
SBA EIDLs
Blue Dolphin Term Loan Due 2051	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	-		●	First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In May 2023, BDSC signed a 12-month extension to its existing operating lease.  The extended term commences on September 1, 2023 and expires on August 31, 2024.  Under the amended agreement, the annual rent was reduced from $31.00 per square foot to $30.00 per square foot, resulting in a monthly base rental amount of $0.02 million.  Management is currently exploring leasing options.

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both the three-month periods ended March 31, 2024 and 2023.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement.  Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million and $0.1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
March 31, 2024 │Page 47

Management’s Discussion and Analysis (Continued)

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal and Accrued Interest.

	March 31,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$19,607	$19,858
LRM Term Loan Due 2034 (in default)	8,163	8,260
Kissick Debt (in forbearance)	5,751	7,147
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
LEH
BDPL-LEH Loan Agreement (in forbearance)	5,308	5,308
SBA EIDLs
BDEC Term Loan Due 2051	2,125	2,135
LE Term Loan Due 2050	161	162
NPS Term Loan Due 2050	161	162
Equipment Loan Due 2025	25	29
	51,276	53,036

Less: Current portion of long-term debt, net	(40,581)	(39,440)
Less: Unamortized debt issue costs	(1,896)	(1,947)
Less: Accrued interest payable	(1,182)	(2,596)
	$7,617	$9,053

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within long-term debt, current portion on our consolidated balance sheets at March 31, 2024 and December 31, 2023 due to being in default.  The Kissick Debt fell within long-term debt, current portion on our consolidated balance sheet at March 31, 2024 compared to long-term debt, net of current portion at December 31, 2023 due to principal payments becoming due within the next twelve months.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,276)	(1,225)
	$1,896	$1,947

Amortization expense was $0.05 million for both three-month periods ended March 31, 2024 and 2023.

Blue Dolphin Energy Company
March 31, 2024 │Page 48

Management’s Discussion and Analysis (Continued)

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Kissick Debt (in forbearance)	$773	$2,169
LEH
BDPL-LEH Loan Agreement (in forbearance)	1,308	1,308
Veritex Loans
LE Term Loan Due 2034 (in default)	176	181
LRM Term Loan Due 2034 (in default)	69	70
SBA EIDLs
BDEC Term Loan Due 2051	125	135
LE Term Loan Due 2050	11	12
NPS Term Loan Due 2053	11	12
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
	2,490	3,904
Less: Accrued interest payable	(1,182)	(2,596)
Long-term Interest Payable, Net of Current Portion	$1,308	$1,308

Forbearances and Defaults.

Veritex Forbearance Agreements. Under the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement expired on September 30, 2023, and was superseded by the Veritex First Amended Forbearance Agreement. The First Amended Forbearance Agreement expired on December 29, 2023, and was superseded by the Veritex Second Amended Forbearance Agreement.  The Veritex Second Amended Forbearance Agreement expired on March 29, 2024.  During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid Kissick Noteholder $1.5 million and $0 for the three months ended March 31, 2024 and 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to past defaults prior to April 2023.

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million and $0 for the three months ended March 31, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to past defaults prior to May 2023.

Defaults. As of March 31, 2024 and through the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations.  We were also in default under the LE Term Loan Due 2034 and LRM Term Loan Due 2034; the Veritex Second Amended Forbearance Agreement expired on March 29 2024. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.

Blue Dolphin Energy Company
March 31, 2024 │Page 49

Management’s Discussion and Analysis (Continued)

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

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	March 31,
Three Months Ended	Customers	Operations	(in millions)

March 31, 2024	3	81.3%	$11.7
March 31, 2023	3	65.7%	$11.6

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The jet fuel, which is stored at the Nixon Facility, is lifted by the Affiliate as needed.  For the three months ended March 31, 2024 and 2023, the Affiliate accounted for 30.7% and 30.3% of total revenue from operations, respectively. Accounts receivable by the Affiliate represented $11.7 million at March 31, 2024.

Regulatory Activities

BOEM. See "Part II, Item 1. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Bonds."

BSEE. Offshore Pipelines and Platform Requirements .
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

Platform Inspections.  We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request. BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of  March 31, 2024.  Although BDPL filed an appeal to the civil penalty on March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late December 2023 to mid- February 2024. Based on updated estimates for pipeline decommissioning, platform removal, and associated costs, as well as resource availability and projected weather conditions, we believe decommissioning and remediation of all associated INCs will be completed by the end of the third quarter of 2024.  However, BDPL’s work plan does not relieve BDPL of its obligations to comply with BSEE’s mandate or BSEE’s authority to impose financial penalties. Further, there can be no assurance that BDPL can complete anticipated work or predict the outcome of BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of  March 31, 2024 and December 31, 2023. Due to BDPL’s failure to comply with BSEE requirements, BDPL could still be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  At March 31, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

RLI. See "Part II, Item 1. Legal Proceedings—Unresolved Matters—RLI Surety Bonds."

Civil Penalties. See "Part II, Item 1. Legal Proceedings—Unresolved Matters—BSEE Civil Penalties."

OSHA. See "Part II, Item 1. Legal Proceedings—Resolved Matters—OSHA Settlement Agreement."

TCEQ.  See "Part II, Item 1. Legal Proceedings—Unresolved Matters—TCEQ Proposed Order."

Blue Dolphin Energy Company
March 31, 2024 │Page 50

Management’s Discussion and Analysis (Continued)

Off-Balance Sheet Arrangements

None.

Blue Dolphin Energy Company
March 31, 2024 │Page 51

Management’s Discussion and Analysis (Continued)

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of March 31, 2024 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the three months ended March 31, 2024, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

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

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within physical years beginning after December 15, 2024.  Early adoption is permitted.  We will adopt ASU 2023-07 in our fourth quarter of 2024 using a retrospective transition method.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
March 31, 2024 │Page 52

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
March 31, 2024 │Page 53

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
March 31, 2024 │Page 54

Legal Proceedings & Risk Factors

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

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2024 and December 31, 2023.  At both March 31, 2024 and December 31, 2023, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI. However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds. Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June, July, and December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.25 million.  On February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds. BDPL filed its answer to RLI's lawsuit on April 23, 2024 denying RLI's claims.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believes the penalty matter is resolved, LRM expects to continue working with TCEQ to remediate certain open items fully. At   March 31, 2024, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

BSEE Civil Penalties. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA- 288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2024.  Although BDPL filed an appeal to the civil penalty on March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

On April 26, 2024, BDPL received a civil penalty advisory letter from BSEE of the same date related to INCs issued by the agency in September 2023.  The letter indicates that the agency is reviewing the INCS, which relate to BDPL's offshore assets in federal waters.  BSEE will provide BDPL information related to its review within 90 days from the date of its letter.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Blue Dolphin Energy Company
March 31, 2024 │Page 55

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Blue Dolphin Energy Company
March 31, 2024 │Page 56

Exhibits

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

Blue Dolphin Energy Company
March 31, 2024 │Page 57

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 15, 2024	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company
March 31, 2024 │Page 58