Form 10-Q
period 2024-06-30
BLUE DOLPHIN ENERGY CO
filed 2024-08-14
CIK 793306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of common stock, par value $0.01 per share, outstanding as of August 14, 2024: 14,921,968

Blue Dolphin Energy Company
June 30, 2024 │ Page 2

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

BDEX. Blue Dolphin Exploration Company, a wholly owned subsidiary of Blue Dolphin.

BDPC.  Blue Dolphin Petroleum Company, a wholly owned subsidiary of Blue Dolphin.

BDPL.  Blue Dolphin Pipe Line Company, a wholly owned subsidiary of Blue Dolphin.

BDPL-LEH Loan Agreement. Loan Agreement dated August 15, 2016, between BDPL and LEH in the original principal amount of $4.0 million; original interest accrued at 16.00% annually; decreased to 8.00% annually under the LEH Payment Agreement; guaranteed by certain BDPL property; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; matured August 2018; as of the filing date of this report, in forbearance related to defaults prior to May 2023 pursuant to the LEH Payment Agreement.

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

Common Stock.  Blue Dolphin common stock, par value $0.01 per share.  Blue Dolphin had 20,000,000 shares of Common Stock authorized and 14,921,968 shares of Common Stock issued and outstanding as of the filing date of this report.

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

Blue Dolphin Energy Company
June 30, 2024 │ Page 3

Glossary of Terms (Continued)

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

Kissick Debt.  Loan agreement originally entered into between LE and Notre Dame Investors, Inc. in the original principal amount of $8.0 million; debt held by John Kissick (the “Kissick Noteholder”) as of the date of this report; pursuant to a 2017 sixth amendment, the Kissick Debt was amended to increase the principal amount by $3.7 million; the additional principal was used to reduce LE’s prior obligation to GEL Tex Marketing, LLC, a Delaware limited liability company and an affiliate of Genesis Energy, LLC; subject to the Kissick Subordination Agreement;  security includes subordinated deed of trust that encumbers the crude distillation tower and general assets of LE; original interest accrued at 16.00% annually; decreased to 6.25% annually under the Kissick Forbearance Agreement; no covenants; matured January 2019; as of the filing date of this report, in forbearance related to defaults prior to April 2023 pursuant to the Kissick Forbearance Agreement.

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

Blue Dolphin Energy Company
June 30, 2024 │ Page 4

Glossary of Terms (Continued)

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

LE Term Loan Due 2034.  Loan Agreement dated June 22, 2015, between LE, Veritex, and guarantors in the original principal amount of $25.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ Prime rate plus 2.75%; maturity date June 2034; monthly principal and interest payment $0.2 million; purpose of loan was loan refinance and Nixon facility capital improvements; security includes first priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory), assignment of all Nixon facility contracts, permits, and licenses, absolute assignment of Nixon facility rents and leases, including storage tank rental income, and a $0.5 million life insurance policy on Jonathan Carroll; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; in forbearance at December 31, 2023 and through March 29, 2024.

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

LRM Term Loan Due 2034. Loan Agreement dated December 4, 2015, between LRM, Veritex, and guarantors in the original principal amount of $10.0 million; Jonathan Carroll required to provide personal guarantee; interest accrues at WSJ Prime rate plus 2.75%; maturity date December 2034; monthly principal and interest payment $0.1 million; purpose of loan to refinance bridge loan and Nixon facility capital improvements; security includes second priority lien on rights of LE in crude distillation tower and other collateral of LE, first priority lien on real property interests of LRM, first priority lien on all LRM fixtures, furniture, machinery, and equipment, first priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified storage tanks for which Veritex has a second priority lien, and all other collateral as described in the security agreements; contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for a credit facility of this type; in forbearance at December 31, 2023 and through March 29, 2024.

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
June 30, 2024 │ Page 5

Glossary of Terms (Continued)

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

Pilot Forbearance and Accommodation Agreement. Forbearance and Accommodation Agreement dated January 12, 2023 between NPS and Pilot regarding the sale of in-tank jet fuel following Pilot’s termination of a terminal services agreement. Under the Pilot Forbearance and Accommodation Agreement, the parties agreed to explore a potential compromise to their dispute; the forbearance period terminated on February 28, 2023, but was followed by the Pilot Forbearance Agreement. Under the Pilot Forbearance and Accommodation Agreement, Pilot paid NPS approximately $1.5 million in January 2023.

Pilot Forbearance Amendment. An amendment to the Pilot Forbearance and Accommodation Agreement dated March 31, 2023; the amendment extended the forbearance period and all deadlines associated with unresolved legal claims to June 15, 2023. Under the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all stored jet fuel in April 2023. On June 16, 2023, following the expiration of the Pilot Forbearance and Accommodation Agreement, the parties extended the deadline for responses to outstanding discovery requests related to legal claims to August 31, 2023. On August 28, 2023 the parties filed a joint motion to stay the case. The parties attended mediation in December 2023 to settle all outstanding disputes.  A confidential Settlement Agreement by and among the Lazarus Entities and Pilot Entities was executed on December 29, 2023.

Preferred Stock.  Blue Dolphin preferred stock, par value $0.10 per share.  Blue Dolphin had 2,500,000 shares of Preferred Stock authorized and no shares of Preferred Stock issued and outstanding as of the filing date of this report.

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
June 30, 2024 │ Page 6

Glossary of Terms (Continued)

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

Veritex Forbearance Agreement. Forbearance Agreement dated and effective November 18, 2022 between LE, LRM, Veritex, and guarantors (as defined therein).

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

WHO.  World Health Organization.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. banks as published by the Wall Street Journal.  Effective July 27, 2023, the WSJ Prime rate increased to 8.50%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
June 30, 2024 │ Page 7

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

Business and Industry

•  Significant debt in current liabilities, certain of which is currently in default.

•  Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.

•  Inability to meet financial covenants under loan agreements.

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

•  Our ability to resolve the bond dispute with RLI.

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

Blue Dolphin Energy Company
June 30, 2024 │ Page 8

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2024	2023
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98	$18,713
Accounts receivable, net	483	116
Accounts receivable, related party	5,931	4,184
Prepaid expenses and other current assets	3,039	1,591
Deposits	210	110
Inventory	39,863	24,576
Total current assets	49,624	49,290

LONG-TERM ASSETS
Total property and equipment, net	53,673	54,958
Operating lease right-of-use assets, net	40	158
Restricted cash, noncurrent	1,000	5
Surety bonds	230	230
Deferred tax assets, net	1,382	1,436
Total long-term assets	56,325	56,787

TOTAL ASSETS	$105,949	$106,077

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$15,260	$39,440
Interest payable	271	2,596
Accounts payable	7,416	1,814
Accounts payable, related party	204	889
Current portion of lease liabilities	38	147
Income taxes payable	64	951
Asset retirement obligations, current portion	2,999	4,504
Accrued expenses and other current liabilities	5,727	5,084
Total current liabilities	31,979	55,425

LONG-TERM LIABILITIES
Long-term debt, net of current portion	26,789	3,745
Long-term debt, related party, net of current portion	4,000	4,000
Long-term interest payable, related party, net of current portion	1,308	1,308
Total long-term liabilities	32,097	9,053

TOTAL LIABILITIES	64,076	64,478

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued at June 30, 2024 and December 31, 2023) (1)	149	149
Additional paid-in capital	39,758	39,758
Retained earnings	1,966	1,692
TOTAL STOCKHOLDERS' EQUITY	41,873	41,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,949	$106,077

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2024 │ Page 9

Financial Statements (Continued)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$68,548	$67,267	$158,463	$181,907
Tolling and terminaling	1,111	1,611	2,218	3,632
Total revenue from operations	69,659	68,878	160,681	185,539

COST OF GOODS SOLD
Crude oil, fuel use, and chemicals	65,021	63,145	141,932	157,132
Other conversion costs	8,694	3,843	10,975	6,013
Total cost of goods sold	73,715	66,988	152,907	163,145

Gross profit (deficit)	(4,056)	1,890	7,774	22,394

COST OF OPERATIONS
LEH operating fee, related party	254	103	426	247
Other operating expenses	140	69	280	160
General and administrative expenses	1,471	911	2,454	2,118
Depreciation and amortization	705	697	1,409	1,395
Accretion of asset retirement obligations	-	24	-	59

Total cost of operations	2,570	1,804	4,569	3,979

Income (loss) from operations	(6,626)	86	3,205	18,415

OTHER INCOME (EXPENSE)

Interest and other income	43	50	191	52
Interest and other expense	(1,483)	(1,669)	(2,997)	(3,001)
Total other income (expense)	(1,440)	(1,619)	(2,806)	(2,949)

Income (loss) before income taxes	(8,066)	(1,533)	399	15,466

Income tax benefit (expense)	1,716	(27)	(125)	(273)

Net Income (loss)	$(6,350)	$(1,560)	$274	$15,193

Income (loss) per common share:
Basic	$(0.43)	$(0.10)	$0.02	$1.02
Diluted	$(0.43)	$(0.10)	$0.02	$1.02

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968	14,921,968	14,921,968
Diluted	14,921,968	14,921,968	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2024 │ Page 10

Financial Statements (Continued)

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares Issued		Additional		Total
	and		Paid-In	Retained	Stockholders'
	Outstanding	Par Value	Capital	Earnings	Equity
		(in thousands except share amounts)

Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net income	-	-	-	274	274

Balance at June 30, 2024	14,921,968	$149	$39,758	$1,966	$41,873

	Common Stock				Total
			Additional		Stockholders'
			Paid-In	Accumulated	Equity
	Shares Issued	Par Value	Capital	Deficit	(Deficit)
		(in thousands except share amounts)

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	15,193	15,193

Balance at June 30, 2023	14,921,968	$149	$39,758	$(14,126)	$25,781

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2024 │ Page 11

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
OPERATING ACTIVITIES
Net income	$274	$15,193
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,409	1,395
Accretion of asset retirement obligations	-	59
Deferred income tax	54	-
Amortization of debt issue costs	101	102
Deferred revenues and expenses	-	(205)
Changes in operating assets and liabilities
Accounts receivable	(367)	1,119
Accounts receivable, related party	(1,747)	(1,529)
Prepaid expenses and other current assets	(1,548)	(1,491)
Inventory	(15,287)	(11,246)
Asset retirement obligations	(1,505)	-
Accounts payable, accrued expenses and other liabilities	2,918	(1,694)
Accounts payable, related party	(685)	395
Net cash provided by (used in) operating activities	(16,383)	2,098

INVESTING ACTIVITIES
Capital expenditures	-	(102)
Net cash used in investing activities	-	(102)

FINANCING ACTIVITIES
Payments on debt principal	(1,237)	(744)
Net activity on related-party debt	-	(1,211)
Net cash used in financing activities	(1,237)	(1,955)
Net change in cash, cash equivalents, and restricted cash	(17,620)	41

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,718	1,521
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,098	$1,562

Supplemental Information:
Non-cash investing and financing activities:
Issuance of shares for services and/or to extinguish debt	$-	$-
Right of use assets financed via operating lease	$-	$215
Interest paid	$4,813	$3,362

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2024 │ Page 12

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

Working Capital Improvement

Certain conditions and events exist, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events include historical working capital deficits and significant current debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  To bolster working capital reserves, management continues efforts to restructure debt obligations and reduce cash requirements.  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.  As a result, our consolidated balance sheets as of June 30, 2024 and December 31, 2023, the related consolidated statement of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2024 have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We had positive working capital of $17.6 million at  June 30, 2024 compared to a working capital deficit of $6.1 million at  December 31, 2023, representing a $23.8 million improvement. Our significant current debt is primarily the result of bank debt to GNCU being in default. The current portion of long-term debt on our consolidated balance sheets totaled $15.3 million and $39.4 million at   June 30, 2024 and  December 31, 2023, respectively.  The $24.2 million decrease in current debt between the periods primarily related to the Veritex loans being reclassified to long-term debt, net of current portion at June 30, 2024 as a result of no longer being in default. We continue to actively explore additional funding to refinance and restructure debt and further improve working capital.

Our current assets totaled $49.6 million at June 30, 2024 compared to $49.3 million at  December 31, 2023, representing a $0.3 million increase.  Our current liabilities totaled $32.0 million at June 30, 2024 compared to $55.4 million at  December 31, 2023, representing a $23.4 million decrease.

Forbearance Agreements, Waivers, and Defaults

Veritex Forbearance Agreements and Waivers. Under the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement expired on September 30, 2023, and was superseded by the Veritex First Amended Forbearance Agreement. The First Amended Forbearance Agreement expired on December 29, 2023, and was superseded by the Veritex Second Amended Forbearance Agreement.  The Veritex Second Amended Forbearance Agreement expired on March 29, 2024.  During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

On July 8, 2024, LE and LRM received a confirmation letter from Veritex dated July 2, 2024 waiving all covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for calendar years 2021, 2022, and 2023. Pursuant to a letter dated June 25, 2024, the USDA approved Veritex's April 18, 2024 letter request for a waiver for the same periods. As of June 30, 2024, LE and LRM were in compliance with financial covenants related to their respective Veritex loans.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid the Kissick Noteholder $1.5 million during both the three months ended  June 30, 2024 and 2023. LE paid the Kissick Noteholder $3.0 million and $1.5 million for the six months ended June 30, 2024 and 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to defaults prior to April 2023.

Blue Dolphin Energy Company
June 30, 2024 │ Page 13

Notes to Consolidated Financial Statements (Continued)

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million for both three months ended June 30, 2024 and 2023. BDPL paid LEH approximately $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to defaults prior to May 2023.

Defaults. As of June 30, 2024 and through the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

Net loss for the three months ended  June 30, 2024 totaled $6.4 million, or a loss of $0.43 per share, compared to a net loss of $1.6 million, or a loss of $0.10 per share, for the three months ended  June 30, 2023. The $4.8 million, or $0.33 per share, decrease in net income between the periods resulted from less favorable refining margins on lower refinery throughput, production, and sales volumes. Net income for the six months ended June 30, 2024 totaled $0.3 million, or income of $0.02 per share, compared to net income of $15.2 million, or $1.02 per share, for the six months ended June 30, 2023. The $14.9 million, or $1.00 per share, decrease in net income between the periods resulted from less favorable refining margins on lower refinery throughput, production, and sales volumes. We cannot assure investors that refining margins will remain positive and demand will increase.

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital, favorable refining margins, and maintaining operation of the Nixon refinery.

●

Working Capital. As noted above, we have historically had working capital deficits primarily due to having significant current debt. Sufficient working capital is necessary to meet contractual, operational, regulatory, and safety needs. Our short-term working capital needs are primarily related to (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Third Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to the repayment of long-term debt obligations. To avoid business disruptions and manage cash flow, we optimize receivables and payables by prioritizing payments, monitor discretionary spending, and carefully manage capital expenditures.

Blue Dolphin Energy Company
June 30, 2024 │ Page 14

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

General macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East continue to evolve, and the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under secured loan agreements that are in default, our business, financial condition, and results of operations will be materially adversely affected.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

The consolidated balance sheet as of  December 31, 2023 was derived from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2023 as filed with the SEC. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or for any other period.

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of June 30, 2024 and through the filing date of this report.  The accounting matters assessed included, but are not limited to, our allowance for credit losses, inventory and related reserves, and the carrying value of long-lived assets, assessing Blue Dolphin's ability to continue as a going concern and evaluating the need for a valuation allowance on deferred tax assets.

Blue Dolphin Energy Company
June 30, 2024 │ Page 15

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, options to limit risk are being evaluated given current capital, credit, and commodity markets and financial institution health.  Restricted cash, non-current portion at June 30, 2024 and December 31, 2023 reflected amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	June 30,	December 31,
	2024	2023
	(in thousands)

Cash and cash equivalents	$98	$18,713
Restricted cash, noncurrent	1,000	5
	$1,098	$18,718

Accounts Receivable and Allowance for Credit Losses.  Accounts receivable are presented net of any necessary allowance(s) for credit losses.  Receivables are recorded at the invoiced amount and generally do not bear interest. An allowance for credit losses is established, when necessary, based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $0 and $0.06 million at June 30, 2024 and December 31, 2023, respectively.

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
June 30, 2024 │ Page 16

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
June 30, 2024 │ Page 17

Notes to Consolidated Financial Statements (Continued)

Income Taxes. Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Our effective tax rate  may be different than expected if the federal and state statutory rates were applied to income from continuing operations due to certain items that are deductible or included in income for tax purposes that are not deductible or included for financial statement purposes.

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2024 and December 31, 2023, there were no uncertain tax positions for which a reserve or liability was necessary.

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

Commodity price market volatility associated with general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East could affect the value of certain of our long-lived assets.   As of June 30, 2024 and December 31, 2023, we did not record any impairment of our long-lived assets. However, impairment may be required in the future if external events or circumstances change or if internal conditions shift materially.

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

New Pronouncements Adopted

During the three and six months ended June 30, 2024, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. We will adopt ASU 2023-09 in the fourth quarter of 2025. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within physical years beginning after December 15, 2024.  Early adoption is permitted.  We will adopt ASU 2023-07 in the fourth quarter of 2024 using a retrospective transition method.

Blue Dolphin Energy Company
June 30, 2024 │ Page 18

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

Debt Agreements.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at June 30, 2024 and December 31, 2023.  Summaries of the debt agreements follow:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose

BDPL-LEH Loan Agreement (in forbearance)	BDPL	Aug 2018	8.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
	LEH

Blue Dolphin Energy Company
June 30, 2024 │ Page 19

Notes to Consolidated Financial Statements (Continued)

Forbearance and Defaults.

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million for both three months ended June 30, 2024 and 2023. BDPL paid LEH approximately $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to defaults prior to May 2023.

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

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts receivable, related party.  Accounts receivable—related party for the sale of jet fuel to LEH totaled $5.9 million and $4.2 at June 30, 2024 and December 31, 2023, respectively. Amounts Blue Dolphin owed to LEH under the Third Amended and Restated Operating Agreement were net settled against amounts LEH owed to LE under the Amended and Restated Jet Fuel Sales Agreement. Excess amounts owed by LEH to LE were reflected in accounts receivable—related party on our consolidated balance sheet.

Accounts payable, related party.  Accounts payable, related party totaled approximately $0.2 million and $0.9 million at June 30, 2024 and December 31, 2023.  Accounts payable, related party at December 31, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment.

Long-term debt, related party, net of current portion and accrued interest payable, related party, net of current portion.

	June 30,	December 31,
	2024	2023
	(in thousands)
LEH
BDPL-LEH Loan Agreement (in forbearance)	$5,308	$5,308
LEH Total	5,308	5,308

Less: Long-term debt, related party, current portion	-	-
Less: Accrued interest payable, related party, current portion	-	-
	$5,308	$5,308

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$26,026	37.4%	$25,419	36.9%	$53,420	33.2%	$60,764	32.7%
Third-Parties	42,522	61.0%	41,848	60.7%	105,043	65.4%	121,143	65.3%
Tolling and terminaling
LEH	540	0.8%	540	0.8%	1,080	0.7%	1,080	0.6%
Third-Parties	571	0.8%	1,071	1.6%	1,138	0.7%	2,552	1.4%

	$69,659	100.0%	$68,878	100.0%	$160,681	100.0%	$185,539	100.0%

Blue Dolphin Energy Company
June 30, 2024 │ Page 20

Notes to Consolidated Financial Statements (Continued)

Interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$97	$101	$195	$203
Tied to NPS Term Loan Due 2031	50	50	100	100
Tied to Second Term Loan Due 2034	40	42	81	84
Tied to Blue Dolphin Term Loan Due 2051	10	10	20	20
LEH
BDPL-LEH Loan Agreement (in forbearance)	106	164	212	324
	$303	$367	$608	$731

Other.  BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended June 30, 2024 and 2023. BDSC received sublease income from LEH totaling $0.02 million for both six-month periods ended June 30, 2024 and 2023.

The LEH operating fee, related party totaled $0.3 million for the three-month period ended June 30, 2024 compared to approximately $0.1 million for the three-month period ended June 30, 2023. The increase between the periods related to higher manufacturing overhead costs including insurance.  The LEH operating fee, related party totaled $0.4 million for the six-month period ended June 30, 2024 compared to approximately $0.2 million for the six-month period ended June 30, 2023. The increase between the periods related to higher manufacturing overhead costs including insurance.

Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million for both three-month periods ended June 30, 2024 and 2023. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.6 million and $0.4 million for the six-month periods ended  June 30, 2024 and 2023, respectively.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances

	June 30,	December 31,
	2024	2023
Accounts receivable (including related-party), beginning of period	$4,300	$1,148
Accounts receivable (including related-party), end of period	6,414	4,300

Unearned revenue, beginning of period	$3,243	$3,888
Unearned revenue, end of period	2,896	3,243

Blue Dolphin Energy Company
June 30, 2024 │ Page 21

Notes to Consolidated Financial Statements (Continued)

Segment Information

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Refinery operations	$68,548	$67,267	$158,463	$181,907
Tolling and terminaling	1,111	1,611	2,218	3,632
Total revenue from operations	69,659	68,878	160,681	185,539

Intercompany processing fees(1)
Refinery operations	(573)	(595)	(1,076)	(1,171)
Tolling and terminaling	573	595	1,076	1,171
Total intercompany processing fees	-	-	-	-

Costs of good sold(2)
Refinery operations	(73,305)	(66,532)	(152,087)	(162,332)
Tolling and terminaling	(410)	(456)	(820)	(813)
Total costs of goods sold	(73,715)	(66,988)	(152,907)	(163,145)

Gross profit (deficit)
Refinery operations	(5,330)	140	5,300	18,404
Tolling and terminaling	1,274	1,750	2,474	3,990
Total gross profit (deficit)	(4,056)	1,890	7,774	22,394

Other operating and general and administrative expenses(3)
Refinery operations	(645)	(410)	(1,054)	(979)
Tolling and terminaling	(69)	(156)	(92)	(626)
Corporate and other	(1,151)	(541)	(2,014)	(979)
Total other operating and general and administrative expenses	(1,865)	(1,107)	(3,160)	(2,584)

Depreciation and amortization
Refinery operations	(301)	(304)	(602)	(608)
Tolling and terminaling	(342)	(342)	(684)	(684)
Corporate and other	(62)	(51)	(123)	(103)
Total depreciation and amortization	(705)	(697)	(1,409)	(1,395)

Interest and other non-operating expenses, net
Refinery operations	(806)	(932)	(1,540)	(1,609)
Tolling and terminaling	(497)	(490)	(993)	(960)
Corporate and other	(137)	(197)	(273)	(380)
Total interest and other non-operating expenses, net	(1,440)	(1,619)	(2,806)	(2,949)

Income (loss) before income taxes
Refinery operations	(7,082)	(1,506)	2,104	15,208
Tolling and terminaling	366	762	705	1,720
Corporate and other	(1,350)	(789)	(2,410)	(1,462)
Total income (loss) before income taxes	(8,066)	(1,533)	399	15,466

Income tax benefit (expense)	1,716	(27)	(125)	(273)

Net income (loss)	$(6,350)	$(1,560)	$274	$15,193

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Cost of goods sold within tolling and terminaling includes terminal operating expenses and an allocation of other costs (e.g., insurance and maintenance).
(3)	General and administrative expenses within refinery operations includes the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company
June 30, 2024 │ Page 22

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$-	$102	$-	$102

Total capital expenditures	$-	$102	$-	$102

	June 30,	December 31,
	2024	2023
	(in thousands)
Identifiable assets
Refinery operations	$86,294	$86,565
Tolling and terminaling	16,970	16,464
Corporate and other	2,685	3,048
Total identifiable assets	$105,949	$106,077

(5) Concentration of Risk

Bank Accounts

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At June 30, 2024 and December 31, 2023, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $0.8 million and $18.2 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. On  December 29, 2023, we entered a new crude supply agreement with MVP, effective  January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. At June 30, 2024, accounts payable for crude oil and condensate was $5.1 million.

During 2023, we operated under a crude supply agreement with Tartan.  Tartan also stored crude oil at the Nixon facility under a terminal services agreement.  In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the crude supply agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  During the second quarter of 2023, the vast majority of our crude was sourced from Tartan under the crude supply agreement.  At June 30, 2023, accounts payable for crude oil and condensate was $0.

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
June 30, 2024 │ Page 23

Notes to Consolidated Financial Statements (Continued)

Customers

Significant Customers. We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	June 30,
Three Months Ended	Customers	Operations	(in millions)

June 30, 2024	2	68.9%	$5.9
June 30, 2023	3	83.7%	$1.5

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	June 30,
Six Months Ended	Customers	Operations	(in millions)

June 30, 2024	3	80.5%	$5.9
June 30, 2023	3	72.7%	$1.5

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The jet fuel, which is stored at the Nixon Facility, is lifted by the Affiliate as needed.  For the three months ended June 30, 2024 and 2023, the Affiliate accounted for 38.1% and 37.7% of total revenue from operations, respectively. For the six months ended June 30, 2024 and 2023, the Affiliate accounted for 33.9% and 33.3% of total revenue from operations, respectively.  Accounts receivable of the Affiliate totaled $5.9 million at June 30, 2024.

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

Refined Product Sales

We sell our products primarily in the U.S. within PADD 3.  Occasionally we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico.  Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$55	0.1%	$57	0.1%	$116	0.1%	$112	0.1%
Naphtha	14,669	21.4%	9,174	13.6%	32,782	20.7%	29,903	16.4%
Jet fuel	26,026	38.0%	25,419	37.8%	53,420	33.7%	60,764	33.4%
HOBM	6,366	9.3%	10,197	15.2%	26,901	17.0%	43,685	24.0%
AGO	21,432	31.3%	22,420	33.3%	45,244	28.6%	47,443	26.1%
	$68,548	100.0%	$67,267	100.0%	$158,463	100.0%	$181,907	100.0%

An Affiliate, LEH, purchases all our jet fuel.  See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements and arrangements.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Prepaid insurance	$2,542	$1,168
Other prepaids	477	230
Prepaid easement renewal fees	20	32
Prepaid crude oil and condensate	-	161
	$3,039	$1,591

Blue Dolphin Energy Company
June 30, 2024 │ Page 24

Notes to Consolidated Financial Statements (Continued)

(7) Inventory

Inventory as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Naphtha	$13,661	$8,782
HOBM	13,639	5,144
Jet fuel	10,290	8,570
Crude oil and condensate	1,705	1,494
AGO	275	392
Chemicals	252	160
Propane	31	24
LPG mix	10	10
	$39,863	$24,576

(8) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Refinery and facilities	$72,776	$72,675
Land	566	566
Other property and equipment	913	913
	74,255	74,154

Less: Accumulated depreciation and amortization	(24,251)	(22,966)
	50,004	51,188

Construction in progress	3,669	3,770
	$53,673	$54,958

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Unearned revenue from contracts with customers	$2,896	$3,243
Insurance	1,687	467
Accrued fines and penalties	407	522
Other payable	272	297
Taxes payable	239	142
Customer deposits	163	163
Board of director fees payable	63	250
	$5,727	$5,084

Blue Dolphin Energy Company
June 30, 2024 │ Page 25

Notes to Consolidated Financial Statements (Continued)

(10) Third-Party Long-Term Debt

Loan Agreements

				Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan; capital improvements
	Veritex
LRM Term Loan Due 2034 (1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
	Veritex
Kissick Debt (in forbearance)(2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick Noteholder
GNCU Loan
NPS Term Loan Due 2031(in default) (3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified) (4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050 (5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050 (5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025 (6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)

Restricted cash, noncurrent totaled $1.0 million and $0.0 at June 30, 2024 and December 31, 2023, respectively. Restricted cash, noncurrent reflects amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million.  Although the amount at December 31, 2023 was $0, the payment reserve account was fully replenished on January 2, 2024.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment due in November 2024.
(4)	Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.
(5)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(6)	In May 2019, LE entered into 12-month equipment rental agreement with an option to purchase the backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$19,333	$19,858
LRM Term Loan Due 2034	8,067	8,260
Kissick Debt (in forbearance)	4,306	7,147
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
SBA EIDLs
BDEC Term Loan Due 2051	2,114	2,135
LE Term Loan Due 2050	160	162
NPS Term Loan Due 2050	160	162
Equipment Loan Due 2025	21	29
	44,136	47,728

Less: Current portion of long-term debt, net	(15,260)	(39,440)
Less: Unamortized debt issue costs	(1,816)	(1,947)
Less: Accrued interest payable	(271)	(2,596)
	$26,789	$3,745

Blue Dolphin Energy Company
June 30, 2024 │ Page 26

Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$1,674	$1,674
LRM Term Loan Due 2034	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,356)	(1,225)
	$1,816	$1,947

Amortization expense was $0.05 million for both three-month periods ended June 30, 2024 and 2023. Amortization expense was $0.1 million for both six-month periods ended June 30, 2024 and 2023.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Kissick Debt (in forbearance)	$-	$2,169
Veritex Loans
LE Term Loan Due 2034	51	181
LRM Term Loan Due 2034	69	70
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA EIDLs
BDEC Term Loan Due 2051	114	135
LE Term Loan Due 2050	10	12
NPS Term Loan Due 2053	10	12
	271	2,596
Less: Accrued interest payable	(271)	(2,596)
Long-term Interest Payable, Net of Current Portion	$-	$-

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within long-term debt, current portion on our consolidated balance sheets at  December 31, 2023 due to being in default; however, the Veritex loans were reclassified to long-term debt, net of current portion at June 30, 2024 as a result of no longer being in default.  The NPS Term Loan Due 2031 was classified within long-term debt, current portion on our consolidated balance sheets at  June 30, 2024 and  December 31, 2023 due to being in default.  The Kissick Debt fell within long-term debt, current portion on our consolidated balance sheet at June 30, 2024 compared to long-term debt, net of current portion at  December 31, 2023 due to principal payments being due within the next twelve months.

Forbearance Agreements, Waivers, and Defaults

Veritex Forbearance Agreements and Waivers.  Under the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement expired on September 30, 2023, and was superseded by the Veritex First Amended Forbearance Agreement. The First Amended Forbearance Agreement expired on December 29, 2023, and was superseded by the Veritex Second Amended Forbearance Agreement.  The Veritex Second Amended Forbearance Agreement expired on March 29, 2024.  During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

On July 8, 2024, LE and LRM received a confirmation letter from Veritex dated July 2, 2024 waiving all covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for calendar years 2021, 2022, and 2023. Pursuant to a letter dated June 25, 2024, the USDA approved Veritex's April 18, 2024 letter request for a waiver for the same periods. As of June 30, 2024, LE and LRM were in compliance with financial covenants related to their respective Veritex loans.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid the Kissick Noteholder $1.5 million during both the three months ended  June 30, 2024 and 2023. LE paid the Kissick Noteholder $3.0 million and $1.5 million for the six months ended June 30, 2024 and 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to defaults prior to April 2023.

Blue Dolphin Energy Company
June 30, 2024 │ Page 27

Notes to Consolidated Financial Statements (Continued)

Defaults. As of June 30, 2024 and through the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

Guarantees and Security

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034	• USDA	• First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	• Jonathan Carroll(1)	• Assignment of all Nixon facility contracts, permits, and licenses
	• Affiliate cross-guarantees	• Absolute assignment of Nixon facility rents and leases, including tank rental income
• $5.0 million life insurance policy on Jonathan Carroll
LRM Term Loan Due 2034	• USDA	• Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	• Jonathan Carroll(1)	• First priority lien on real property interests of LRM
	• Affiliate cross-guarantees	• First priority lien on all LRM fixtures, furniture, machinery, and equipment
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
June 30, 2024 │ Page 28

Notes to Consolidated Financial Statements (Continued)

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets, as well as plugging and abandoning our oil and gas properties.  We recorded a discounted liability for the fair value of an ARO with a corresponding increase to the carrying value of the related long-lived asset at the time the asset was installed or placed in service, and we depreciated the amount added to property and equipment. From time to time we record an increase in liability or an impairment due to changes in estimates or the timing of decommissioning the assets. During the six months ended June 30, 2024, we settled liabilities totaling $1.5 million related to our pipeline and facilities assets.  During the six months ended June 30, 2023, we recorded an increase in liability totaling $1.6 million and settled liabilities totaling $0.8 million related to our pipeline and facilities assets.

Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL was following the plan. However, in July 2024, BDPL requested a BSEE extension to decommission the subject assets until the second quarter of 2025.  Separately, management is exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE).  BDPL’s request for an extension does not relieve BDPL of its obligations to comply with BSEE’s mandate or of BSEE’s authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of June 30, 2024 and December 31, 2023.  At June 30, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

Due to BDPL’s failure to complete decommissioning of the offshore pipeline and platform assets and remedy associated INCs within the timeframe mandated by BSEE, BDPL could be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  On January 26, 2024, BSEE assessed a civil penalty of $0.2 million against BDPL for failure to complete annual platform inspections in a timely manner.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of  June 30, 2024.  Although BDPL filed an appeal to the civil penalty on  March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

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

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended June 30, 2024 and 2023. BDSC received sublease income from LEH totaling $0.02 million for both six-month periods ended June 30, 2024 and 2023. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million for both three-month periods ended June 30, 2024 and 2023. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.6 million and $0.4 million for the six-month periods ended  June 30, 2024 and 2023, respectively. Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the LE Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
June 30, 2024 │ Page 29

Notes to Consolidated Financial Statements (Continued)

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		June 30,	December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$995	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(955)	(629)

Total lease assets		40	158

Liabilities
Current
Operating lease	Current portion of lease liabilities	38	147

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$38	$147

Weighted average remaining lease term in years
Operating lease	0.17
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)

Operating lease costs	$62	$51	$124	$103
Short-term lease expense, related party	300	300	600	400
Total lease cost	$362	$351	$724	$503

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows for operating lease	$55	$59	$109	$116

As of June 30, 2024, maturities of lease liabilities for the periods indicated were as follows:

Operating
June 30,	Lease
(in thousands)

2025	$38
$38

Future minimum annual lease commitments that are non-cancelable:

Operating
June 30,	Lease
(in thousands)
2025	$38
$38

Blue Dolphin Energy Company
June 30, 2024 │ Page 30

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

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Current
Federal	$188	$(5)	$(27)	$(120)
State	37	(22)	(44)	(153)
Deferred
Federal	1,491	331	(54)	(3,096)
Change in valuation allowance	-	(331)	-	3,096

Total provision for income taxes	$1,716	$(27)	$(125)	$(273)

GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$5,798	$6,014
Business interest expense	3,063	2,534
Start-up costs (crude oil and condensate processing facility)	212	254
ARO liability/deferred revenue	629	946
Other	81	54
Total deferred tax assets	9,783	9,802

Deferred tax liabilities:
Basis differences in property and equipment	(8,401)	(8,366)
Total deferred tax liabilities	(8,401)	(8,366)
	1,382	1,436

Deferred tax assets (liabilities), net	$1,382	$1,436

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

At   June 30, 2024, there were no uncertain tax positions for which a reserve or liability was necessary.

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
June 30, 2024 │ Page 31

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

NOL Carryforwards Available for Use. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-	Post-
	Ownership	Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2022	$5,147	$45,624	$50,771

Net operating losses used and expired	(638)	(21,493)	(22,131)

Balance at December 31, 2023	$4,509	$24,131	$28,640

Net operating losses used and expired	(638)	(390)	(1,028)

Balance at June 30, 2024	$3,871	$23,741	$27,612

(14) Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net income (loss)	$(6,350)	$(1,560)	$274	$15,193

Earnings (loss) per share
Basic and diluted income (loss) per share	$(0.43)	$(0.10)	$0.02	$1.02
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968	14,921,968	14,921,968

Diluted EPS for the three and six months ended June 30, 2024 and 2023 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

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
June 30, 2024 │ Page 32

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

Platform Inspections.  We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In  March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 annual structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In  April 2023, BSEE granted BDPL an extension for completing the required platform inspection until  May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request. BDPL completed the platform inspection on  August 26, 2023 and submitted the survey report to BSEE on  September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on  October 24, 2023.  The proposed administrative civil penalty was finalized on  January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2024.  Although BDPL filed an appeal to the civil penalty on  March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In  October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in  November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late  December 2023 to mid- February 2024. In July 2024, BDPL requested a BSEE extension to decommission the subject assets until the second quarter of 2025. BDPL’s request for an extension does not relieve BDPL of its obligations to comply with BSEE’s mandate or BSEE’s authority to impose civil penalties. Further, there can be no assurance that BDPL can complete anticipated work or predict the outcome of BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of  June 30, 2024 and December 31, 2023. Due to BDPL’s failure to comply with BSEE requirements, BDPL could still be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  At June 30, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

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
June 30, 2024 │ Page 33

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

On  March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to  June 15, 2023.  As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in  April and  June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in  April 2023. On  June 16, 2023, following the expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to  August 31, 2023. On  August 28, 2023, the parties filed a joint motion to stay the case in anticipation of planned mediation in  December 2023 to settle all outstanding disputes.

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
June 30, 2024 │ Page 34

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

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose civil penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of  June 30, 2024 and  December 31, 2023.  At both  June 30, 2024 and  December 31, 2023, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI. However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds.   Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In  June,  July, and  December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.3 million.  On  February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds. BDPL filed its answer to RLI's lawsuit on April 23, 2024 denying RLI's claims.  On July 22, 2024, BDPL presented a settlement proposal to RLI to fully resolve the matter.  On July 26, 2024, RLI informed the court that the parties reached a settlement in principle.  The parties are currently working to finalize the settlement documents and proposed consent judgment.

TCEQ Proposed Agreed Order. In  October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from  January to  March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In  September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in principle, TCEQ referred the matter to the State Office of Administrative Hearings. A preliminary hearing will be held on August 8, 2024.  Management plans to participate in the hearing. At  June 30, 2024, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

BSEE Civil Penalties. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In  March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 annual structural surveys for the GA- 288C platform and for failing to provide BSEE with such survey results. In  April 2023, BSEE granted BDPL an extension for completing the required platform inspection until  May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on  August 26, 2023 and submitted the survey report to BSEE on  September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on  October 24, 2023.  The proposed administrative civil penalty was finalized on  January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of  June 30, 2024.  Although BDPL filed an appeal to the civil penalty on  March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

On April 26, 2024, BDPL received a civil penalty advisory letter from BSEE of the same date related to INCs issued by the agency in September 2023.  The letter indicates that the agency is reviewing the INCS, which relate to BDPL's offshore assets in federal waters.  BSEE will provide BDPL information related to its review within 90 days from the date of its letter.  As of the filing date of this report, BDPL had not received any further communication related to this matter.

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
June 30, 2024 │ Page 35

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

Business Operations Update

During the second quarter of 2024, refining margins were less favorable compared to the second quarter of 2023. Less favorable refining margins on lower refinery throughput, production, and sales volumes contributed to Blue Dolphin reporting a net loss of $6.4 million, or  a loss of $0.43 per share, for the three months ended June 30, 2024 (“Q2 2024”) compared to the same period a year earlier. We reported a net loss of $1.6 million, or a loss of $0.10 per share, for the three months ended June 30, 2023 (“Q22023”).  During the first half of 2024, refining margins were also less favorable compared to the first half of 2023. Less favorable refining margins on lower refinery throughput, production, and sales volumes contributed to Blue Dolphin reporting net income of $0.3 million, or $0.02 per share, for the six months ended June 30, 2024 (“Half 2024”) compared to the same period a year earlier. We reported net income of $15.2 million, or $1.02 per share, for the six months ended June 30, 2023 (“Half 2023”).

Our full operating results for the three and six months ended June 30, 2024 and June 30, 2023 including operating results by segment, can be found within ‘—Results of Operations.’

We used cash flow from operations of $10.1 million for Q2 2024. The use of cash flow from operations was primarily due to a build in inventory in preparation for a May 2024 turnaround.  At June 30, 2024, we had approximately $0.1 million in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘—Liquidity and Capital Resources.’

Blue Dolphin Energy Company
June 30, 2024 │ Page 36

Management’s Discussion and Analysis (Continued)

General Trends and Outlook

Uncertainties remain surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, and the extent to which these factors may impact working capital, commodity prices, refined product demand, our supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under secured loan agreements that are in default, our business, financial condition, and results of operations will be materially adversely affected.

Liquidity and Access to Capital Markets

We continue to actively explore additional funding to refinance and restructure debt and further improve working capital. During 2023, we entered into the Veritex First Amended Forbearance Agreement and Veritex Second Amended Forbearance Agreement, both of which have expired, the Kissick Forbearance Agreement, and the LEH Payment Agreement.  There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions, such as those experienced during the height of the COVID-19 pandemic, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

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

Optimize Existing Asset Base

In May 2024, management successfully completed a 13-day planned maintenance turnaround at the Nixon facility. During the second quarter of 2024, work also continued to protect Nixon facility equipment and personnel from severe cold weather and extreme heat, including implementation of freeze protection measures and chiller system upgrades.

Improve Operational Efficiencies

During Q2 2024, management continued work to upgrade the Nixon facility's terminal management software.  Once complete, key elements of the plant's terminal loading functions will be automated, improving order management, bills of lading delivery, and reporting.  An additional Lease Automatic Custody Transfer (LACT) unit was also installed at the plant, which will increase plant reliability and crude charge capacity.

Blue Dolphin Energy Company
June 30, 2024 │ Page 37

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

Crude Oil and Condensate Supply

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. At June 30, 2024, accounts payable for crude oil and condensate was $5.1 million.

During 2023, we operated under a crude supply agreement with Tartan.  Tartan also stored crude oil at the Nixon facility under a terminal services agreement.  In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the crude supply agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  During Q2 2023, the vast majority of our crude was sourced from Tartan under the crude supply agreement.  At June 30, 2023, accounts payable for crude oil and condensate was $0.

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
June 30, 2024 │ Page 38

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
June 30, 2024 │ Page 39

Management’s Discussion and Analysis (Continued)

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets have been fully impaired since 2016 and our oil and gas leasehold interests have been fully impaired since 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and six months ended June 30, 2024 and 2023.  See “Part I, Item 1. Financial Statements – Note (15)” related to pipelines and platform decommissioning requirements and related risks.

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
June 30, 2024 │ Page 40

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

Storage Tank Rental Revenue and Ancillary Services Fees. Tolling and terminaling revenue primarily represents storage tank rental fees and ancillary services fees (such as for in-tank blending) associated with customer tank rental agreements. As a result, combined tank rental revenue and ancillary services fees are one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

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
June 30, 2024 │ Page 41

Management’s Discussion and Analysis (Continued)

Consolidated Results

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Q2 2024 Versus Q2 2023

Overview.  Net loss for Q2 2024  totaled $6.4 million, or a loss of $0.43 per share, compared to a net loss of $1.6 million, or a loss of $0.10 per share, in Q2 2023. The $4.8 million, or $0.33 per share, decrease in net income between the periods resulted from less favorable refining margins on lower refinery throughput, production, and sales volumes.  The Nixon refinery was down for 13 days in Q2 2024 as a result of a pre-planned maintenance turnaround completed in May 2024.

Total Revenue from Operations.  Total revenue from operations was $69.7 million for Q2 2024 compared to $68.9 million for Q2 2023, representing an increase of 1.1%.  The slight increase in total revenue from operations related to a slight increase in refinery operations revenue. Compared to Q2 2023, refinery operations revenue increased 1.9% in Q2 2024 on 0.7% lower sales volume. Tolling and terminaling revenue declined 31.0% as tank rental fees associated with temporary terminal service fees from Pilot in Q2 2023 did not recur in Q2 2024.

Total Cost of Goods Sold.  Total cost of goods sold was $73.7 million for Q2 2024 compared to $67.0 million for Q2 2023, representing an increase of 10.0%. Although refinery operations revenue increased, crude acquisition costs in Q2 2024 were higher than in  Q2 2023.

Total Gross Profit (Deficit).  Total gross deficit totaled $4.1 million for Q2 2024 compared to a gross profit of $1.9 million for Q2 2023. The significant decrease in gross profit between the periods was the result of less favorable refining margins and lower refinery production and sales volume in Q2 2024.

Total General and Administrative Expenses. General and administrative expenses totaled $1.5 million in Q2 2024 compared to $0.9 million in Q2 2023, representing an increase of 61.5%. The increase was primarily related to liabilities settled associated with decommissioning our pipeline assets.

Total Depreciation and Amortization. Depreciation and amortization expenses was flat at $0.7 million for both Q2 2024 and Q2 2023.

Total Other Income (Expense).  Total other expense in Q2 2024 totaled $1.4 million compared to total other expense of $1.6 million in Q2 2023, representing a decrease of 11.1%. The decrease was due to lower related party interest expenses in Q2 2024 compared to Q2 2023.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

	Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)
Revenue	$68,548	$67,267	$1,111	$1,611	$-	$-	$69,659	$68,878
Intercompany processing fees	(573)	(595)	573	595	-	-	-	-
Cost of goods sold	(73,305)	(66,532)	(410)	(456)	-	-	(73,715)	(66,988)
Gross profit (deficit)	(5,330)	140	1,274	1,750	-	-	(4,056)	1,890
Other operating and general and administrative expenses (1)	(645)	(410)	(69)	(156)	(1,151)	(541)	(1,865)	(1,107)
Depreciation and amortization	(301)	(304)	(342)	(342)	(62)	(51)	(705)	(697)
Interest and other non-operating expenses, net	(806)	(932)	(497)	(490)	(137)	(197)	(1,440)	(1,619)
Income (loss) before income taxes	(7,082)	(1,506)	366	762	(1,350)	(789)	(8,066)	(1,533)
Income tax benefit (expense)	-	-	-	-	1,716	(27)	1,716	(27)
Net income (loss)	$(7,082)	$(1,506)	$366	$762	$366	$(816)	$(6,350)	$(1,560)

Blue Dolphin Energy Company
June 30, 2024 │ Page 42

Management’s Discussion and Analysis (Continued)

Half 2024 Versus Half 2023

Overview. Net income for Half 2024 totaled $0.3 million, or $0.02 per share, compared to net income of $15.2 million, or $1.02 per share, for Half 2023. The $14.9 million, or $1.00 per share, decrease in net income between the periods resulted from less favorable refining margins on lower refinery throughput, production, and sales volumes. We cannot assure investors that refining margins will remain positive and demand will increase. The Nixon refinery was down for 18 days in Half 2024 related to a pre-planned maintenance turnaround completed in May 2024 (13 days), maintenance and repairs (2 days), and weather (3 days of freezing temperatures in January 2024).

Total Revenue from Operations.  Total revenue from operations was $160.7 million for Half 2024 compared to $185.5 million for Half 2023, representing a decrease of 13.4%. The decrease related to declines in both refinery operations and tolling and terminaling revenue.

Total Cost of Goods Sold.  Total cost of goods sold was $152.9 million for Half 2024 compared to $163.1 million for Half 2023, representing a decrease of 6.3%.  The decrease was related to lower sales volume.

Total Gross Profit.  Gross profit totaled $7.8 million for Half 2024 compared to gross profit of $22.4 million for Half 2023. The 65.3% decrease in gross profit between the periods was the result of less favorable refining margins and lower refinery production and sales volume in Half 2024.

Total General and Administrative Expenses. General and administrative expenses totaled $2.5 million in Half 2024 compared to $2.1 million in Half 2023, representing an increase of 15.9%. The increase was primarily related to an increase in professional service fees, including legal expenses, and insurance premiums, and liabilities settled associated with decommissioning our pipeline assets.

Total Depreciation and Amortization. Depreciation and amortization expenses was flat at $1.4 million for both Half 2024 and Half 2023.

Total Other Income (Expense).  Total other expense in Half 2024 totaled $2.8 million compared to $2.9 million in Half 2023, representing a decrease of 4.8%. The decrease was due to lower related party interest expenses in Half 2024 compared to Half 2023.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

	Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)
Revenue	$158,463	$181,907	$2,218	$3,632	$-	$-	$160,681	$185,539
Intercompany processing fees	(1,076)	(1,171)	1,076	1,171	-	-	-	-
Cost of goods sold	(152,087)	(162,332)	(820)	(813)	-	-	(152,907)	(163,145)
Gross profit	5,300	18,404	2,474	3,990	-	-	7,774	22,394
Other operating and general and administrative expenses (1)	(1,054)	(979)	(92)	(626)	(2,014)	(979)	(3,160)	(2,584)
Depreciation and amortization	(602)	(608)	(684)	(684)	(123)	(103)	(1,409)	(1,395)
Interest and other non-operating expenses, net	(1,540)	(1,609)	(993)	(960)	(273)	(380)	(2,806)	(2,949)
Income (loss) before income taxes	2,104	15,208	705	1,720	(2,410)	(1,462)	399	15,466
Income tax expense	-	-	-	-	(125)	(273)	(125)	(273)
Net income (loss)	$2,104	$15,208	$705	$1,720	$(2,535)	$(1,735)	$274	$15,193

(1)	General and administrative expenses within refinery operations include the LEH operating fee, related party, other operating expenses, and accretion of asset retirement obligations.

Blue Dolphin Energy Company
June 30, 2024 │ Page 43

Management’s Discussion and Analysis (Continued)

Downstream Operations

Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Refinery operations revenue	$68,548	$67,267	$158,463	$181,907
Less: intercompany processing fees (1)	(573)	(595)	(1,076)	(1,171)
Less: cost of goods sold	(73,305)	(66,532)	(152,087)	(162,332)
Refinery operations gross profit (deficit)	$(5,330)	$140	$5,300	$18,404

Sales (bbls)	770	775	1,719	1,923

Refining gross profit (deficit) per bbl	$(6.92)	$0.18	$3.08	$9.57

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q2 2024 Versus Q2 2023

Refinery Downtime. Refinery downtime increased from 4 days in Q2 2023 to 13 days in Q2 2024. Refinery downtime in Q2 2024 related to a pre-planned maintenance turnaround completed in May 2024.  Refinery downtime in Q2 2023 related to maintenance and repairs.

Refinery Operations Gross Profit (Deficit). We had a refining gross deficit of $5.3 million in Q2 2024 compared to refining gross profit of $0.1 million in Q2 2023, representing a decrease of $5.5 million. The decrease in Q2 2024 was related to less favorable refining margins and lower refinery production and sales volume.  We incurred an inventory impairment expense of $5.5 million in Q2 2024 based on high volumes of naphtha inventory.

Refining Gross Profit (Deficit) per Bbl. On a per bbl basis, refining gross deficit was $6.92 for Q2 2024 compared to gross profit of $0.18 for Q2 2023, representing a decrease of $7.10 per bbl. The decrease related to less favorable refining margins and and lower refinery production and sales volume in Q2 2024 compared to the same period a year earlier.

Half 2024 Versus Half 2023

Refinery Downtime. Refinery downtime increased from 7 days in Half 2023 to 18 days in Half 2024. Refinery downtime in Half 2024 related to a pre-planned maintenance turnaround completed in May 2024 (13 days), maintenance and repairs (2 days), and weather (3 days of freezing temperatures in January 2024).  All refinery downtime in Half 2023 related to maintenance and repairs.

Refinery Operations Gross Profit. Refining gross profit totaled $5.3 million in Half 2024 compared to refining gross profit of $18.4 million in Half 2023, representing a decrease of $13.1 million. The significant decrease in Half 2024 was related to less favorable refining margins and lower refinery production and sales volume in Half 2024.

Refining Gross Profit per Bbl. On a per bbl basis, refining gross profit was $3.08 for Half 2024 compared to gross profit of $9.57 for Half 2023, representing a decrease of $6.49 per bbl. The decrease related to less favorable refining margins and lower refinery production and sales volume in Half 2024 compared to the same period a year earlier.

Remainer of Page Intentionally Left Blank

Blue Dolphin Energy Company
June 30, 2024 │ Page 44

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Tolling and terminaling revenue	$1,111	$1,611	$2,218	$3,632
Intercompany processing fees (1)	573	595	1,076	1,171
Less: cost of goods sold	(410)	(456)	(820)	(813)
Tolling and terminaling gross profit	$1,274	$1,750	$2,474	$3,990

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q2 2024 Versus Q2 2023

Tolling and Terminaling Revenue. Tolling and terminaling revenue, which consists of storage tank rental and ancillary services fees, totaled $1.1 million in Q2 2024 compared to $1.6 million in Q2 2023, representing a decrease of $0.5 million.  The decrease in Q2 2024 related to lower tank rental fees. Tank rental fees in Q2 2023 included temporary terminal service fees associated with Pilot.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit was $1.3 million in Q2 2024 compared to $1.8 million in Q2 2023. The $0.5 million decrease was related to lower tank rental fees.

Half 2024 Versus Half 2023

Tolling and Terminaling Revenue. Tolling and terminaling revenue, which consists of storage tank rental and ancillary services fees, totaled $2.2 million in Half 2024 compared to $3.6 million in Half 2023, representing a decrease of $1.4 million.  The decrease in Half 2024 related to lower tank rental fees. Tank rental fees in Half 2023 included temporary terminal service fees associated with Pilot.

Tolling and Terminaling Gross Profit. Tolling and terminaling gross profit was $2.5 million in Half 2024 compared to $4.0 million in Half 2023. The $1.5 million decrease was related to lower tank rental fees.

Blue Dolphin Energy Company
June 30, 2024 │ Page 45

Management’s Discussion and Analysis (Continued)

Capital Resources and Liquidity

Working Capital Improvements. Certain conditions and events exist, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events include historical working capital deficits and significant current debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  To bolster working capital reserves, management continues efforts to restructure debt obligations and reduce cash requirements.  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.  As a result, our consolidated balance sheets as of June 30, 2024 and December 31, 2023, the related consolidated statement of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2024 have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We had positive working capital of $17.6 million at June 30, 2024 compared to a working capital deficit of $6.1 million at December 31, 2023, representing a $23.8 million improvement. Our significant current debt is primarily the result of bank debt to GNCU being in default. The current portion of long-term debt on our consolidated balance sheets totaled $15.3 million and $39.4 million at  June 30, 2024 and December 31, 2023, respectively.  The $24.2 million decrease in current debt between the periods primarily related to the Veritex loans being reclassified to long-term debt, net of current portion at June 30, 2024 as a result of no longer being in default.  We continue to actively explore additional funding to refinance and restructure debt and further improve working capital.

Our current assets totaled  $49.6  million at June 30, 2024 compared to $49.3 million at  December 31, 2023 , representing a $0.3  million increase.  Our current liabilities totaled $32.0 million at June 30, 2024 compared to  $55.4 million at  December 31, 2023 , representing a $23.4 million decrease.

Liquidity. Cash and cash equivalents totaled $0.1 million and $18.7 million at June 30, 2024 and December 31, 2023, respectively, representing a decrease of $18.6 million.  Restricted cash, noncurrent totaled $1.0 million and $0.0 at June 30, 2024 and December 31, 2023, respectively, and related to a Veritex payment reserve account. Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $5.9 million and $4.2 million at June 30, 2024 and December 31, 2023, respectively.

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

During 2023, we entered into the Veritex First Amended Forbearance Agreement and Veritex Second Amended Forbearance Agreement, both of which have expired, the Kissick Forbearance Agreement, and the LEH Payment Agreement. We continue to actively explore additional funding to refinance and restructure debt and further improve working capital. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

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

Sources and Use of Cash

Components of Cash Flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(10,133)	$(11,685)	$(16,383)	$2,098
Investing activities	-	(102)	-	(102)
Financing activities	(892)	(184)	(1,237)	(1,955)
Increase in Cash and Cash Equivalents	$(11,025)	$(11,971)	$(17,620)	$41

Cash Flow from Operations.  We used $10.1 million in cash flow from operations during Q2 2024 compared to $11.7 million in cash flow from operations during Q22023. The $1.6 million increase in cash flow used from operations between the periods was primarily due to a lower build-up in inventory in Q2 2024.

We used $16.4 million in cash flow from operations during Half 2024 compared to generating $2.1 million in cash flow from operations during Half 2023. The $18.5 million increase in cash flow used from operations was primarily due to earning $15.0 million less in net income between the periods.

Capital Expenditures. Capital expenditures totaled $0 for Q2 2024 and Half 2024. Capital expenditures totaled $0.1 million for both Q22023 and Half 2023. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, we anticipate continuing to limit capital expenditures throughout 2024. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

Blue Dolphin Energy Company
June 30, 2024 │ Page 46

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

Financing Activities.  During Half 2024, Blue Dolphin made payments debt principal totaling $1.2 million.  During Half 2023, Blue Dolphin made payments on debt principal totaling $0.7 million and paid off amounts owed to LEH totaling $1.2 million related to a June 2017 promissory note, as amended, for Blue Dolphin working capital.

Debt and Lease Obligations

Debt Agreements.

Related-Party Agreements Summary.  BDPL was a party to the BDPL-LEH Loan Agreement with LEH at June 30, 2024 and December 31, 2023.  Summaries of the debt agreements follow:

Loan Description	Parties	Maturity Date	Interest Rate	Loan Purpose

BDPL-LEH Loan Agreement (in forbearance)	BDPL	Aug 2018	8.00%	Original principal amount of $4.0 million; Blue Dolphin working capital
	LEH

Third-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

				Monthly Principal
		Principal	Origination /	and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan; capital improvements
	Veritex
LRM Term Loan Due 2034 (1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
	Veritex
Kissick Debt (in forbearance) (2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick
GNCU Loan
NPS Term Loan Due 2031 (in default) (3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified) (4)	Blue Dolphin	$2.0	June 2051	$0.07	3.75%	Working capital
	SBA
LE Term Loan Due 2050 (5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA			$0.0007
NPS Term Loan Due 2050 (5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025 (6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)

At both June 30, 2024 and December 31, 2023, restricted cash, noncurrent, represented amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million.  Although the amount at December 31, 2023 was $0, the payment reserve account was fully replenished on January 2, 2024.

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

Blue Dolphin Energy Company
June 30, 2024 │ Page 47

Management’s Discussion and Analysis (Continued)

Guarantees and Security.

Loan Description	Guarantees		Security
Veritex Loans
LE Term Loan Due 2034	●	USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	●	Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	●	Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
			●	$5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034	●	USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	●	Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	●	Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
			●	First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien
			●	Substantially all assets
Kissick Debt (in forbearance)(2)	-		●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE

GNCU Loan
NPS Term Loan Due 2031 (in default)	●	USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	●	Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	●	Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
BDPL-LEH Loan Agreement (in forbearance)	●	-	●	Certain BDPL property
SBA EIDLs
Blue Dolphin Term Loan Due 2051	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	-		●	First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

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

An Affiliate, LEH, subleases a portion of the Houston office space. BDSC received sublease income from LEH totaling $0.01 million for both three-month periods ended June 30, 2024 and 2023. BDSC received sublease income from LEH totaling $0.02 million for both six-month periods ended June 30, 2024 and 2023.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million for both three-month periods ended June 30, 2024 and 2023. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.6 million and $0.4 million for the six-month periods ended June 30, 2024 and 2023, respectively.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
June 30, 2024 │ Page 48

Management’s Discussion and Analysis (Continued)

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal and Accrued Interest.

	June 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$19,333	$19,858
LRM Term Loan Due 2034	8,067	8,260
Kissick Debt (in forbearance)	4,306	7,147
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
LEH
BDPL-LEH Loan Agreement (in forbearance)	5,308	5,308
SBA EIDLs
BDEC Term Loan Due 2051	2,114	2,135
LE Term Loan Due 2050	160	162
NPS Term Loan Due 2050	160	162
Equipment Loan Due 2025	21	29
	49,444	53,036

Less: Current portion of long-term debt, net	(15,260)	(39,440)
Less: Unamortized debt issue costs	(1,816)	(1,947)
Less: Accrued interest payable	(271)	(2,596)
	$32,097	$9,053

The debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 was classified within long-term debt, current portion on our consolidated balance sheet at December 31, 2023 due to being in default; however, the Veritex loans were reclassified to long-term debt, net of current portion at June 30, 2024 as a result of no longer being in default. The NPS Term Loan Due 2031 was classified within long-term debt, current portion on our consolidated balance sheets at June 30, 2024 and December 31, 2023 due to being in default.  The Kissick Debt fell within long-term debt, current portion on our consolidated balance sheet at June 30, 2024 compared to long-term debt, net of current portion at December 31, 2023 due to principal payments being due within the next twelve months.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$1,674	$1,674
LRM Term Loan Due 2034	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,356)	(1,225)
	$1,816	$1,947

Amortization expense was $0.05 million for both three-month periods ended June 30, 2024 and 2023.  Amortization expense was $0.1 million for both six-month periods ended June 30, 2024 and 2023.

Blue Dolphin Energy Company
June 30, 2024 │ Page 49

Management’s Discussion and Analysis (Continued)

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Kissick Debt (in forbearance)	$-	$2,169
LEH
BDPL-LEH Loan Agreement (in forbearance)	1,308	1,308
Veritex Loans
LE Term Loan Due 2034	51	181
LRM Term Loan Due 2034	69	70
SBA EIDLs
BDEC Term Loan Due 2051	114	135
LE Term Loan Due 2050	10	12
NPS Term Loan Due 2053	10	12
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
	1,579	3,904
Less: Accrued interest payable	(271)	(2,596)
Long-term Interest Payable, Net of Current Portion	$1,308	$1,308

Forbearance Agreements, Waivers, and Defaults.

Veritex Forbearance Agreements and Waivers. Under the Veritex Forbearance Agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex Forbearance Agreement expired on September 30, 2023, and was superseded by the Veritex First Amended Forbearance Agreement. The First Amended Forbearance Agreement expired on December 29, 2023, and was superseded by the Veritex Second Amended Forbearance Agreement.  The Veritex Second Amended Forbearance Agreement expired on March 29, 2024.  During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

On July 8, 2024, LE and LRM received a confirmation letter from Veritex dated July 2, 2024 waiving all covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for calendar years 2021, 2022, and 2023. Pursuant to a letter dated June 25, 2024, the USDA approved Veritex's April 18, 2024 letter request for a waiver for the same periods. As of June 30, 2024, LE and LRM were in compliance with financial covenants related to their respective Veritex loans.

Kissick Forbearance Agreement. Pursuant to the Kissick Forbearance Agreement, Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the Kissick Debt.  Under the terms of the Kissick Forbearance Agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid the Kissick Noteholder $1.5 million during both the three months ended June 30, 2024 and 2023. LE paid the Kissick Noteholder $3.0 million and $1.5 million for the six months ended June 30, 2024 and 2023. As of the filing date of this report, the Kissick Debt was in forbearance related to defaults prior to April 2023.

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement, LEH agreed to forbear from exercising any of its rights and remedies related to existing defaults pertaining to payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million for both three months ended June 30, 2024 and 2023. BDPL paid LEH approximately $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to defaults prior to May 2023.

Defaults. As of June 30, 2024 and through the filing date of this report, we were in default under the NPS Term Loan Due 2031 due to covenant violations. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. Any exercise by third parties of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operating.

Blue Dolphin Energy Company
June 30, 2024 │ Page 50

Management’s Discussion and Analysis (Continued)

We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure debt, and/or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating.

Concentration of Customers Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	June 30,
Three Months Ended	Customers	Operations	(in millions)

June 30, 2024	2	68.9%	$5.9
June 30, 2023	3	83.7%	$1.5

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	June 30,
Six Months Ended	Customers	Operations	(in millions)

June 30, 2024	3	80.5%	$5.9
June 30, 2023	3	72.7%	$1.5

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The jet fuel, which is stored at the Nixon Facility, is lifted by the Affiliate as needed.  For the three months ended June 30, 2024 and 2023, the Affiliate accounted for 38.1% and 37.7% of total revenue from operations, respectively. For the six months ended June 30, 2024 and 2023, the Affiliate accounted for 33.9% and 33.3% of total revenue from operations, respectively. Accounts receivable of the Affiliate totaled $5.9 million at June 30, 2024.

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

Platform Inspections.  We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 annual structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request. BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of  June 30, 2024.  Although BDPL filed an appeal to the civil penalty on March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BOEM mandated that they be decommissioned. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses and the impact of COVID-19, a significant portion of the decommissioning project was completed from late December 2023 to mid-February 2024. In July 2024, BDPL requested a BSEE extension to decommission the subject assets until the second quarter of 2025. BDPL’s request for an extension does not relieve BDPL of its obligations to comply with BSEE’s mandate or BSEE’s authority to impose civil penalties. Further, there can be no assurance that BDPL can complete anticipated work or predict the outcome of BSEE INCs.  Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of  June 30, 2024 and December 31, 2023. Due to BDPL’s failure to comply with BSEE requirements, BDPL could still be subject to regulatory oversight and enforcement, including but not limited to failing to correct an INC, civil penalties, and revocation of BDPL’s operator designation, which could have a material adverse effect on our earnings, cash flows, and liquidity.  At June 30, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

Blue Dolphin Energy Company
June 30, 2024 │ Page 51

Management’s Discussion and Analysis (Continued)

RLI. See "Part II, Item 1. Legal Proceedings—Unresolved Matters—RLI Surety Bonds."

Civil Penalties. See "Part II, Item 1. Legal Proceedings—Unresolved Matters—BSEE Civil Penalties."

OSHA. See "Part II, Item 1. Legal Proceedings—Resolved Matters—OSHA Settlement Agreement."

TCEQ.  See "Part II, Item 1. Legal Proceedings—Unresolved Matters—TCEQ Proposed Order."

Off-Balance Sheet Arrangements

None.

Blue Dolphin Energy Company
June 30, 2024 │ Page 52

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of June 30, 2024 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the three and six months ended June 30, 2024, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. We will adopt ASU 2023-09 in the fourth quarter of 2025. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within physical years beginning after December 15, 2024.  Early adoption is permitted.  We will adopt ASU 2023-07 in the fourth quarter of 2024 using a retrospective transition method.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
June 30, 2024 │ Page 53

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
June 30, 2024 │ Page 54

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

On March 31, 2023, NPS and Pilot executed the Pilot Forbearance Amendment, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023.  As part of the Pilot Forbearance Amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 bbls of stored jet fuel in April 2023. On June 16, 2023, following the expiration of the Pilot Forbearance and Accommodation Agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. On August 28, 2023, the parties filed a joint motion to stay the case in anticipation of planned mediation in December 2023 to settle all outstanding disputes.

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
June 30, 2024 │ Page 55

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

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose civil penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2024 and December 31, 2023.  At both June 30, 2024 and December 31, 2023, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI. However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

RLI Surety Bonds. Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June, July, and December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.3 million.  On February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds. BDPL filed its answer to RLI's lawsuit on April 23, 2024 denying RLI's claims.  On July 22, 2024, BDPL presented a settlement proposal to RLI to fully resolve the matter.  On July 26, 2024, RLI informed the court that the parties reached a settlement in principle.  The parties are currently working to finalize the settlement documents and proposed consent judgment.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in principle, TCEQ referred the matter to the State Office of Administrative Hearings. A preliminary hearing will be held on August 8, 2024.  Management plans to participate in the hearing. At   June 30, 2024, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

BSEE Civil Penalties. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 annual structural surveys for the GA- 288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023. Because BDPL failed to comply with the INC within the allotted timeframe, BSEE proposed an administrative civil penalty of approximately $0.2 million on October 24, 2023.  The proposed administrative civil penalty was finalized on January 26, 2024, for $0.2 million.  We recorded a liability for the maximum proposed amount of $0.2 million on our consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2024.  Although BDPL filed an appeal to the civil penalty on March 25, 2024, BDPL filed a motion to withdraw the appeal on April 17, 2024.  BDPL paid the civil penalty related to platform inspections on April 19, 2024.

On April 26, 2024, BDPL received a civil penalty advisory letter from BSEE of the same date related to INCs issued by the agency in September 2023.  The letter indicates that the agency is reviewing the INCS, which relate to BDPL's offshore assets in federal waters.  BSEE will provide BDPL information related to its review within 90 days from the date of its letter.  As of the filing date of this report, BDPL had not received any further communication related to this matter.

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
June 30, 2024 │ Page 56

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Notes (3) and (10)” for disclosures related to defaults on our debt.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Blue Dolphin Energy Company
June 30, 2024 │ Page 57

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
June 30, 2024 │ Page 58

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 14, 2024	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Blue Dolphin Energy Company
June 30, 2024 │ Page 59