Form 10-Q
period 2024-09-30
BLUE DOLPHIN ENERGY CO
filed 2024-11-14
CIK 793306

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of common stock, par value $0.01 per share, outstanding as of November 14, 2024: 14,921,968

Blue Dolphin Energy Company
September 30, 2024 | Page 2

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Adjusted Refinery operations segment margin (deficit).  Calculated as refinery operations segment margin (deficit) plus segment depreciation and amortization; reflected as a dollar ($) amount.

Adjusted Refining segment margin (deficit) per MBbls.  Calculated as adjusted refinery operations segment margin (deficit) divided by the volume, in barrels, of refined products sold during the period; reflected as a dollar ($) amount per barrel.

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

Barrel.  A unit of volume equal to 42 U.S. gallons.

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
September 30, 2024 | Page 3

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

DLA.  Defense Logistics Agency.

Downtime. Scheduled and/or unscheduled periods in which the crude distillation tower is not operating. Shutdowns may occur for a variety of reasons, including severe weather, power failures, preventive maintenance, and margin preservation in a weak margin environment.

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

Kissick Noteholder.  John H. Kissick.

Lazarus Capital.  Lazarus Capital, LLC, an affiliate of Jonathan Carroll.

Blue Dolphin Energy Company
September 30, 2024 | Page 4

Glossary of Terms (Continued)

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

LMT.  Lazarus Marine Terminal I, LLC, an affiliate of LEH.

LRM.  Lazarus Refining & Marketing, LLC, a wholly owned subsidiary of Blue Dolphin.

LTRI.  Lazarus Texas Refinery I, an affiliate of LEH.

MBbls. One thousand barrels of oil.

MBbls/d.  One thousand barrels of oil per day; a measure of the barrels of daily output produced in a refinery or transported through a pipeline.

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

Refinery operations segment margin (deficit).  Calculated as refinery operations revenue less cost of goods sold during the period; reflected as a dollar ($) amount.

Refining segment margin (deficit) per MBbls.  Calculated as refinery operations segment margin (deficit) divided by the volume, in barrels, of refined products sold during the period; reflected as a dollar ($) amount per barrel.

ROU.  Right-of-use.

Blue Dolphin Energy Company
September 30, 2024 | Page 5

Glossary of Terms (Continued)

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

TCEQ.  Texas Commission on Environmental Quality.

Texas First.  Texas First Rentals, LLC.

Throughput.  The volume processed through a unit or a refinery or transported through a pipeline.

Tolling and terminaling segment margin (deficit).  Calculated as tolling and terminaling revenue less intercompany processing fees less cost of goods sold during the period; reflected as a dollar ($) amount.

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

WHO.  World Health Organization.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. banks as published by the Wall Street Journal.  Effective September 19, 2024, the WSJ Prime rate decreased to 8.00%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
September 30, 2024 | Page 6

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

Business and Industry

•  Significant debt in current liabilities, certain of which is in default.

•  Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.

•  Inability to meet financial covenants under certain loan agreements.

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

•  Variable interest rates on debt.

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

•  Our ability to implement a new business strategy, such as renewable fuels, may be materially and adversely affected by many known and unknown factors.

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

Blue Dolphin Energy Company
September 30, 2024 | Page 7

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2024	2023
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$683	$18,713
Restricted cash, current	1,000	-
Accounts receivable, net	619	116
Accounts receivable, related party	6,680	4,184
Prepaid expenses and other current assets	2,118	1,591
Deposits	225	110
Inventory	33,993	24,576
Total current assets	45,318	49,290

LONG-TERM ASSETS
Total property and equipment, net	53,030	54,958
Operating lease right-of-use assets, net	-	158
Restricted cash, noncurrent	-	5
Surety bonds	1,255	230
Deferred tax assets, net	2,680	1,436
Total long-term assets	56,965	56,787

TOTAL ASSETS	$102,283	$106,077

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$13,895	$39,440
Line of credit, related party	2,500	-
Long-term debt, related party, current portion	404	-
Interest payable	253	2,596
Interest payable, related party	1,308	-
Accounts payable	8,607	1,814
Accounts payable, related party	397	889
Current portion of lease liabilities	-	147
Income taxes payable	16	951
Asset retirement obligations, current portion	2,999	4,504
Accrued expenses and other current liabilities	5,028	5,084
Total current liabilities	35,407	55,425

LONG-TERM LIABILITIES
Long-term debt, net of current portion	26,407	3,745
Long-term debt, related party, net of current portion	3,596	4,000
Long-term interest payable, related party, net of current portion	-	1,308
Total long-term liabilities	30,003	9,053

TOTAL LIABILITIES	65,410	64,478

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at September 30, 2024 and December 31, 2023)(1)	149	149
Additional paid-in capital	39,758	39,758
Retained earnings (deficit)	(3,034)	1,692
TOTAL STOCKHOLDERS' EQUITY	36,873	41,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,283	$106,077

(1)

Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2024 | Page 8

Financial Statements (Continued)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$81,280	$101,598	$239,743	$283,505
Tolling and terminaling	829	956	3,047	4,588
Total revenue from operations	82,109	102,554	242,790	288,093

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	80,244	87,795	222,176	244,927
Other conversion costs	4,138	3,190	14,293	8,390
Tolling and terminaling costs	400	403	1,220	1,216
Depreciation and amortization	644	645	1,930	1,937
Total cost of goods sold	85,426	92,033	239,619	256,470
Other Operating costs
LEH operating fee, related party	202	149	628	396
Other operating expenses	177	(65)	457	95
General and administrative expenses	1,041	1,112	3,495	3,230
Depreciation and amortization	61	54	184	157
Impairment of fixed assets	-	324	-	324
Accretion of asset retirement obligations	-	-	-	59
Total cost of operations	86,907	93,607	244,383	260,731

Income (loss) from operations	(4,798)	8,947	(1,593)	27,362

OTHER INCOME (EXPENSE)

Interest and other income	13	30	204	82
Interest and other expense	(1,561)	(1,573)	(4,558)	(4,574)
Total other expense	(1,548)	(1,543)	(4,354)	(4,492)

Income (loss) before income taxes	(6,346)	7,404	(5,947)	22,870

Income tax benefit (expense)	1,346	(339)	1,221	(612)

Net Income (loss)	$(5,000)	$7,065	$(4,726)	$22,258

Income (loss) per common share:
Basic	$(0.34)	$0.47	$(0.32)	$1.49
Diluted	$(0.34)	$0.47	$(0.32)	$1.49

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968	14,921,968	14,921,968
Diluted	14,921,968	14,921,968	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2024 | Page 9

Financial Statements (Continued)

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares Issued		Additional	Retained	Total
	and		Paid-In	Earnings	Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
		(in thousands except share amounts)

Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net loss	-	-	-	(4,726)	(4,726)

Balance at September 30, 2024	14,921,968	$149	$39,758	$(3,034)	$36,873

	Common Stock				Total
			Additional		Stockholders'
			Paid-In	Accumulated	Equity
	Shares Issued	Par Value	Capital	Deficit	(Deficit)
		(in thousands except share amounts)

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	22,258	22,258

Balance at September 30, 2023	14,921,968	$149	$39,758	$(7,061)	$32,846

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2024 | Page 10

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(4,726)	$22,258
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,114	2,094
Accretion of asset retirement obligations	-	59
Deferred income tax	(1,244)	-
Amortization of debt issue costs	152	153
Deferred revenues and expenses	-	(305)
Impairment of fixed assets	-	324
Changes in operating assets and liabilities
Accounts receivable	(503)	925
Accounts receivable, related party	(2,496)	(1,963)
Prepaid expenses and other current assets	(642)	595
Inventory	(9,417)	(8,515)
Surety bonds	(1,025)	-
Asset retirement obligations	(1,505)	-
Accounts payable, accrued expenses and other liabilities	3,284	(2,758)
Accounts payable, related party	(492)	445
Net cash provided by (used in) operating activities	(16,500)	13,312

INVESTING ACTIVITIES
Capital expenditures	-	(102)
Net cash used in investing activities	-	(102)

FINANCING ACTIVITIES
Proceeds from related-party debt	2,500	-
Payments on debt principal	(3,035)	(1,049)
Net activity on related-party debt	-	(1,211)
Net cash used in financing activities	(535)	(2,260)
Net change in cash, cash equivalents, and restricted cash	(17,035)	10,950

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,718	1,521
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,683	$12,471

Supplemental Information:
Non-cash investing and financing activities:
Right of use assets financed via operating lease	$-	$215
Interest paid	$5,784	$5,737

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2024 | Page 11

Notes to Consolidated Financial Statements

(1) Organization

Company Overview

Blue Dolphin formed in 1986 as a Delaware corporation.  The company is an independent downstream energy company operating in the Gulf Coast region of the United States.  Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.25 million barrels of petroleum storage tank capacity in Nixon, Texas.  Blue Dolphin trades on the OTCQX under the ticker symbol “BDCO.”

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

Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements, which include Blue Dolphin and its subsidiaries, in accordance with GAAP for interim consolidated financial information pursuant to the rules and regulations of the SEC under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in our audited financial statements pursuant to the SEC’s rules and regulations. We eliminated significant intercompany transactions in the consolidation. Management believes all adjustments considered necessary for a fair presentation are included, disclosures are adequate, and the presented information is not misleading.

We derived the consolidated balance sheet as of  December 31, 2023 from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2023 as filed with the SEC. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or for any other period.

Reclassifications

When necessary, we reclassified prior period financial information to conform to the current year's presentation.

Use of Estimates

The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of September 30, 2024 and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Working Capital

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

Blue Dolphin Energy Company
September 30, 2024 | Page 12

Notes to Consolidated Financial Statements (Continued)

(2)   Significant Accounting Policies

Significant Accounting Policies

We present a summary of significant Blue Dolphin accounting policies to assist investors and other stakeholders in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP and management consistently applied these accounting policies in the preparation of our consolidated financial statements.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current portion at September 30, 2024 and restricted cash, noncurrent portion at  December 31, 2023 reflected amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (9)" to our consolidated financial statements for additional disclosures related to covenants associated with our secured loan agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	September 30,	December 31,
	2024	2023
	(in thousands)

Cash and cash equivalents	$683	$18,713
Restricted cash, current	1,000	-
Restricted cash, noncurrent	-	5
	$1,683	$18,718

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. As of September 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.

Inventory. Inventory primarily consists of refined products, crude oil and condensate, and chemicals.  We value inventory at the lower of cost or net realizable value with cost determined by the average cost method, and net realizable value determined based on estimated selling prices less associated delivery costs.  If the net realizable value of our refined products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of goods sold. See “Note (6)” to our consolidated financial statements for additional disclosures related to inventory.

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

Revenue from storage tank customers may, from time to time, include fees for ancillary services, such as in-tank and tank-to-tank blending.  These are optional customer services.  The fixed cost under the customer’s storage tank agreement does not include ancillary services fees. We consider ancillary services as a separate performance obligation under the storage tank agreement. We satisfy the performance obligation and recognize the associated fee when we complete the requested service.

Deferred Revenue. Deferred revenue represents a liability related to a revenue-producing activity as of the balance sheet date.  We record unearned revenue, which usually consists of customer prepayments, when we receive the cash payment. Once we satisfy the performance obligation, we recognize revenue in conformity with GAAP.

Contract Balances. The timing of revenue recognition, billings, and cash collections results in billed accounts receivable and customer pre-payments and deposits (contract liabilities) on our consolidated balance sheet.  We bill amounts as customers lift products or upon signing of bulk sales contracts. We sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These deposits liquidate when we recognize the revenue.

Blue Dolphin Energy Company
September 30, 2024 | Page 13

Notes to Consolidated Financial Statements (Continued)

New Pronouncements Adopted

During the three and nine months ended September 30, 2024, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. We will adopt ASU 2023-09 for our financial statements covering the fiscal year ending December 31, 2025. We are currently evaluating the impact of adopting this ASU.

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within physical years beginning after December 15, 2024.  ASU 2023-07 allows early adoption.  We will adopt ASU 2023-07 for our financial statements covering the fiscal year ending December 31, 2024. We are currently evaluating the impact of adopting this ASU.

Blue Dolphin Energy Company
September 30, 2024 | Page 14

Notes to Consolidated Financial Statements (Continued)

(3) Related-Party Transactions

Affiliate Agreements

Financial and Operational Agreements.  Blue Dolphin and certain of its subsidiaries are currently parties to the following financial and operational agreements with Affiliates:

Agreement	Parties	Effective Date	Key Terms
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023

Related to payoff of Blue Dolphin $2.0 million SBA loan; Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under Blue Dolphin Term Loan Due 2051 as consideration for providing his personal guarantee.

Jet Fuel Purchase Agreements	LE LEH	04/21/2023

Product agreements for the purchase of jet fuel by LE from LEH; first transaction dated April 21, 2023 for approximately 1.9 million gallons of jet fuel; second transaction dated May 10, 2023 for approximately 2.0 million gallons of jet fuel; LEH priced the jet fuel at LEH’s product cost; LE sold the products back to LEH under a prior jet fuel sales agreement between the parties.

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

LE Amended and Restated Master Services Agreement	LE Ingleside	03/01/2023	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee $0.1 million per month.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

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

NPS Terminal Services Agreement	NPS LEH	11/01/2022	For storage of LEH jet fuel at the Nixon facility; LEH pays NPS tank rental fee $0.2 million per month; 1-year term on an evergreen basis; either party may cancel upon 60 days’ prior written notice.
Office Sub-Lease Agreement	BDSC LEH	09/01/2024	Sub-lease executed on 10/30/24; 24-month extension of prior office sub-lease; term expires 08/31/2026; office lease Houston, Texas; rent approximately $0.003 million per month.
Third Amended and Restated Operating Agreement	Blue Dolphin LE LRM NPS BDPL BDPC BDSC LEH	04/01/2024

1-year term; expires 04/01/2025 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest, of Blue Dolphin, LE, LRM, NPS, BDPL, BDPC and BDSC. LEH operates and manages all Blue Dolphin’s assets. Provided services under the agreement include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such chief executive officer and chief financial officer. As a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes. All personnel are employed and paid by LEH.

Debt Agreements.  Blue Dolphin and certain of its subsidiaries are currently parties to the following debt agreements with Affiliates:

Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Affiliate Revolving Credit Agreement	Blue Dolphin and	$5.0 (maximum)(1)	April 2025	Set-off against	WSJ Prime + 2.00%	Working capital
	Subsidiaries			other obligations
	LEH and			owed to Lender
Subsidiaries
BDPL-LEH Loan Agreement (in forbearance)	BDPL	$4.0	August 2018	$0.04	8.00%	Working capital
LEH

(1)	As of September 30, 2024, only $2.5 million was drawn.

Blue Dolphin Energy Company
September 30, 2024 | Page 15

Notes to Consolidated Financial Statements (Continued)

Forbearance.

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement dated  May 9, 2023, LEH agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million and $0.2 million in interest for the three months ended  September 30, 2024 and 2023, respectively. BDPL paid LEH approximately $0.3 million in interest for both the nine months ended September 30, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to payment violations prior to May 2023.

Covenants, Guarantees and Security.

The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  Certain BDPL property serves as collateral under the BDPL-LEH Loan Agreement.

See “Note (9)” to our consolidated financial statements for additional information regarding a default under a secured loan agreement and its potential effects on our business, financial condition, and results of operations.

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts receivable, related party.  Accounts receivable—related party for the sale of jet fuel to LEH totaled $6.7 million and $4.2 million at September 30, 2024 and December 31, 2023, respectively. We net settled amounts owed by Blue Dolphin to LEH under the Third Amended and Restated Operating Agreement against amounts LEH owed to LE under the Amended and Restated Jet Fuel Sales Agreement. We reflected excess amounts owed by LEH to LE in accounts receivable—related party on our consolidated balance sheet.

Accounts payable, related party.  Accounts payable, related party totaled approximately $0.4 million and $0.9 million at September 30, 2024 and December 31, 2023, respectively.  Accounts payable, related party at September 30, 2024 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement. Accounts payable, related party at December 31, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment.

Related Party Debt.

	September 30,	December 31,
	2024	2023
	(in thousands)
LEH
BDPL-LEH Loan Agreement (in forbearance)	$5,308	$5,308
Affiliate revolving credit agreement	2,500	-
LEH Total	7,808	5,308

Less: Long-term debt, related party, current portion	(404)	-
Less: Line of credit payable, related party	(2,500)
Less: Accrued interest payable, related party, current portion	(1,308)	-
	$3,596	$5,308

Consolidated Statements of Operations.

Total revenue from operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$21,185	25.8%	$33,060	32.2%	$84,591	34.8%	$93,824	32.6%
Third-Parties	60,095	73.1%	68,538	66.9%	155,152	63.9%	189,681	65.8%
Tolling and terminaling
LEH	540	0.7%	540	0.5%	1,620	0.7%	-	-%
Third-Parties	289	0.4%	416	0.4%	1,427	0.6%	4,588	1.6%

	$82,109	100.0%	$102,554	100.0%	$242,790	100.0%	$288,093	100.0%

Blue Dolphin Energy Company
September 30, 2024 | Page 16

Notes to Consolidated Financial Statements (Continued)

Interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$96	$101	$291	$304
Tied to NPS Term Loan Due 2031	66	50	166	150
Tied to Second Term Loan Due 2034	40	42	121	126
Tied to Blue Dolphin Term Loan Due 2051	10	10	30	30
LEH
BDPL-LEH Loan Agreement (in forbearance)	106	167	318	491
	$318	$370	$926	$1,101

Other.  BDSC received sub-lease income from LEH totaling $0.01 million for both the three-month periods ended September 30, 2024 and 2023. BDSC received sub-lease income from LEH totaling $0.02 million for both the nine-month periods ended September 30, 2024 and 2023.  See "Notes (11) and (15)" to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

The LEH operating fee, related party totaled $0.2 million for the three-month period ended September 30, 2024 compared to approximately $0.1 million for the three-month period ended September 30, 2023. The increase between the periods related to higher manufacturing overhead costs including insurance.  The LEH operating fee, related party totaled $0.6 million for the nine-month period ended September 30, 2024 compared to approximately $0.4 million for the nine-month period ended September 30, 2023. The increase between the periods related to higher manufacturing overhead costs including insurance.

Lease expense associated with the LE Amended and Restated Master Services Agreement (as discussed elsewhere within this "Note (3)" and in "Note (11)" to our consolidated financial statements) totaled $0.3 million for both the three-month periods ended September 30, 2024 and 2023. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.9 million and $0.7 million for the nine-month periods ended  September 30, 2024 and 2023, respectively.

Blue Dolphin Energy Company
September 30, 2024 | Page 17

Notes to Consolidated Financial Statements (Continued)

(4) Revenue and Segment Information

We have two reportable business segments: (i) refinery operations, which derives revenue from refined product sales, and (ii) tolling and terminaling, which derives revenue from storage tank rental fees, ancillary services fees (such as for in-tank blending) and tolling and reservation fees for use of the naphtha stabilizer at the Nixon refinery. ‘Corporate and other’ includes information for BDSC, BDPL, and BDPC. We evaluate the performance of our reportable business segments based on revenues, cost of goods sold, and net income (loss).

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

Contract Liabilities.  Our contract liabilities consist of unearned revenue from customers in the form of prepayments.  We include unearned revenue in accrued expenses and other current liabilities on our consolidated balance sheets.  See “Note (8)” to our consolidated financial statements for more information related to unearned revenue.

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances

	September 30,	December 31,
	2024	2023
Accounts receivable (including related-party), beginning of period	$4,300	$1,148
Accounts receivable (including related-party), end of period	7,299	4,300

Unearned revenue, beginning of period	$3,243	$3,888
Unearned revenue, end of period	2,721	3,243

Blue Dolphin Energy Company
September 30, 2024 | Page 18

Notes to Consolidated Financial Statements (Continued)

Segment Information

We modified our segment presentation to incorporate applicable depreciation and amortization into our cost of goods sold subtotal. We believe this provides a more complete representation of our cost of goods sold. Prior periods have been modified to conform with this presentation.

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	September 30,
	2024			2023
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Refinery Operations	Tolling & Terminaling	Corporate & Other
	(in thousands)

Segment revenue	$81,280	$1,759	$-	$101,598	$1,886	$-
Intercompany(1)	-	(930)	-	-	(930)	-
Total revenue from operations	81,280	829	-	101,598	956	-

Crude oil, fuel use, and chemicals	80,244	-	-	87,795	-	-
Other conversion costs	5,068	-	-	4,120	-	-
Intercompany processing fees	(930)	-	-	(930)	-	-
Tolling and terminaling costs	-	400	-	-	403	-
Depreciation and amortization	302	342	-	303	342	-
Total costs of goods sold	84,684	742	-	91,288	745	-

Other operating and general and administrative expenses(2)	507	69	844	374	306	840
Depreciation and amortization	-	-	61	-	-	54
Interest and other non-operating expenses, net	900	512	136	847	502	194
Total costs and expenses	86,091	1,323	1,041	92,509	1,553	1,088
Income (loss) before income taxes	(4,811)	(494)	(1,041)	9,089	(597)	(1,088)

Income tax benefit (expense)	-	-	1,346	-	-	(339)

Net income (loss)	$(4,811)	$(494)	$305	$9,089	$(597)	$(1,427)

	Nine Months Ended
	September 30,
	2024			2023
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Refinery Operations	Tolling & Terminaling	Corporate & Other
	(thousands)

Segment revenue	$239,743	$5,053	$-	$283,505	$6,689	$-
Intercompany(1)	-	(2,006)	-	-	(2,101)	-
Total revenue from operations	239,743	3,047	-	283,505	4,588	-

Crude oil, fuel use, and chemicals	222,176	-	-	244,927	-	-
Other conversion costs	16,299	-	-	10,491	-	-
Intercompany processing fees	(2,006)	-	-	(2,101)	-	-
Tolling and terminaling costs	-	1,220	-	-	1,216	-
Depreciation and amortization	904	1,026	-	911	1,026	-
Total cost of goods sold	237,373	2,246	-	254,228	2,242	-

Other operating and general and administrative expenses(2)	1,561	161	2,858	1,193	932	1,979
Depreciation and amortization	-	-	184	-	-	157
Interest and other non-operating expenses, net	2,440	1,506	408	2,456	1,462	574
Total costs and expenses	241,374	3,913	3,450	257,877	4,636	2,710

Income (loss) before income taxes	(1,631)	(866)	(3,450)	25,628	(48)	(2,710)

Income tax benefit (expense)	-	-	1,221	-	-	(612)

Net income (loss)	$(1,631)	$(866)	$(2,229)	$25,628	$(48)	$(3,322)

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	The LEH operating fee, related party, impairment of fixed assets, and accretion of asset retirement obligations are included in 'other operating and general and administrative expenses' within the refinery operations business segment.

Blue Dolphin Energy Company
September 30, 2024 | Page 19

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$-	$-	$-	$102

Total capital expenditures	$-	$-	$-	$102

	September 30,	December 31,
	2024	2023
	(in thousands)
Identifiable assets
Refinery operations	$79,891	$86,565
Tolling and terminaling	17,580	16,464
Corporate and other	4,812	3,048
Total identifiable assets	$102,283	$106,077

Blue Dolphin Energy Company
September 30, 2024 | Page 20

Notes to Consolidated Financial Statements (Continued)

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Prepaid insurance	$1,583	$1,168
Other prepaids	520	230
Prepaid easement renewal fees	15	32
Prepaid crude oil and condensate	-	161
	$2,118	$1,591

Blue Dolphin Energy Company
September 30, 2024 | Page 21

Notes to Consolidated Financial Statements (Continued)

(6) Inventory

Inventory as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
HOBM	$23,391	$5,144
Jet fuel	7,319	8,570
Naphtha	1,905	8,782
Crude oil and condensate	1,077	1,494
Chemicals	177	160
AGO	94	392
Propane	30	24
LPG mix	-	10
	$33,993	$24,576

(7) Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Refinery and facilities	$72,776	$72,675
Land	566	566
Other property and equipment	913	913
	74,255	74,154

Less: Accumulated depreciation and amortization	(24,894)	(22,966)
	49,361	51,188

Construction in progress	3,669	3,770
	$53,030	$54,958

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Unearned revenue from contracts with customers	$2,721	$3,243
Insurance	844	467
Taxes payable	618	142
Accrued fines and penalties	407	522
Other payable	212	297
Customer deposits	163	163
Board of director fees payable	63	250
	$5,028	$5,084

Blue Dolphin Energy Company
September 30, 2024 | Page 22

Notes to Consolidated Financial Statements (Continued)

(9) Third-Party Long-Term Debt

Debt Agreements

Blue Dolphin and certain of its subsidiaries are currently parties to the following debt agreements with third parties:

				Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan; capital improvements
	Veritex
LRM Term Loan Due 2034(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
	Veritex
Kissick Debt (in forbearance)(2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick Noteholder
GNCU Loan
NPS Term Loan Due 2031(in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)

Restricted cash, current totaled $1.0 million and $0.0 at  September 30, 2024 and December 31, 2023, respectively.  Restricted cash, current reflected amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million.  Although the amount at December 31, 2023 was $0, the payment reserve account was fully replenished on January 2, 2024.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First principal payment made in October 2024.
(4)	Original principal amount was $0.5 million; the principal amount increased by $1.5 million under a loan modification. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.
(5)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(6)	In May 2019, LE entered into 12-month equipment rental agreement with an option to purchase the backhoe at maturity; equipment rental agreement matured in May 2020; in October 2020, LE entered into the Equipment Loan Due 2025 to finance the backhoe purchase; backhoe used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest

Third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$19,072	$19,858
LRM Term Loan Due 2034	7,968	8,260
Kissick Debt (in forbearance)	2,894	7,147
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
SBA EIDLs
BDEC Term Loan Due 2051	2,103	2,135
LE Term Loan Due 2050	159	162
NPS Term Loan Due 2050	159	162
Equipment Loan Due 2025	18	29
	42,349	47,728

Less: Long-term debt, net, current portion	(13,895)	(39,440)
Less: Unamortized debt issue costs	(1,794)	(1,947)
Less: Accrued interest payable, current portion	(253)	(2,596)
	$26,407	$3,745

Blue Dolphin Energy Company
September 30, 2024 | Page 23

Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$1,674	$1,674
LRM Term Loan Due 2034	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,378)	(1,225)
	$1,794	$1,947

Amortization expense was $0.05 million for both the three-month periods ended September 30, 2024 and 2023. Amortization expense was $0.1 million for both the nine-month periods ended September 30, 2024 and 2023.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Kissick Debt (in forbearance)	$-	$2,169
Veritex Loans
LE Term Loan Due 2034	46	181
LRM Term Loan Due 2034	69	70
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA EIDLs
BDEC Term Loan Due 2051	103	135
LE Term Loan Due 2050	9	12
NPS Term Loan Due 2053	9	12
Total accrued third-party interest	253	2,596
Less: Accrued interest payable, current portion	(253)	(2,596)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  December 31, 2023 due to being in default; however, we re-classified the Veritex loans to long-term debt, net of current portion at September 30, 2024 as a result of the loans no longer being in default.  We classified the NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  September 30, 2024 and  December 31, 2023 due to the loan being in technical default.  The Kissick Debt fell within long-term debt, current portion on our consolidated balance sheet at September 30, 2024 compared to long-term debt, net of current portion at  December 31, 2023 due to principal payments being due within the next twelve months.

Forbearance Agreements, Waivers, and Default

Veritex Forbearance Agreements and Waivers.  Under a November 2022 forbearance agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex forbearance agreement expired in September 2023, and was superseded by a first amendment. The first amendment expired in December 2023, and was superseded by a second amendment.  The second amendment expired in March 2024.  During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

On July 8, 2024, LE and LRM received a confirmation letter from Veritex dated July 2, 2024 waiving all covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for calendar years 2021, 2022, and 2023. Pursuant to a letter dated June 25, 2024, the USDA approved Veritex's April 18, 2024 letter request for a waiver for the same periods. As of September 30, 2024, LE and LRM complied with all financial covenants related to their respective Veritex loans.

Kissick Payment Agreement. Pursuant to a payment agreement between LE and the Kissick Noteholder dated April 30, 2023, the Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the Kissick Debt.  Under the terms of the Kissick payment agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid the Kissick Noteholder $1.5 million in principal and interest during both the three months ended  September 30, 2024 and 2023. LE paid the Kissick Noteholder $4.4 million and $3.5 million in principal and interest for the nine months ended September 30, 2024 and 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to payment violations prior to April 2023.

Blue Dolphin Energy Company
September 30, 2024 | Page 24

Notes to Consolidated Financial Statements (Continued)

Default. As of September 30, 2024 and through the filing date of this report, we were in technical default under the NPS Term Loan Due 2031 for failure to provide standalone audited financial statements for NPS, a wholly-owned subsidiary. The default may permit the lender to declare the amount owed under the related loan agreement immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreement that is in default, either upon maturity or if accelerated, (ii) NPS will be able to refinance or restructure the debt, and/or (iii) the lender will provide a future forbearance or default waiver. Any exercise by the lender of its rights and remedies under the secured loan agreement that is in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

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
• Substantially all assets
Kissick Debt (in forbearance)(2)	-	• Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	• USDA	• Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	• Jonathan Carroll(1)	• Leasehold deed of trust lien on certain property leased by NPS from LE
	• Affiliate cross-guarantees	• Assignment of leases and rents and certain personal property
SBA EIDLs
Blue Dolphin Term Loan Due 2051	-	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	-	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	-	• Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	-	• First priority security interest in the equipment (backhoe).

(1)	Veritex required Jonathan Carroll to personally guarantee repayment of borrowed funds and accrued interest.
(2)

Subject to the Kissick Subordination Agreement between the Kissick Noteholder and Sovereign Bank (predecessor to Veritex) dated June 22, 2015. Under the agreement, Kissick Noteholder agreed, and LE consented, to: (i) subordinate Kissick Noteholder’s right to payments in favor of Pilot and (ii) subordinate its rights to security interest and liens in favor of Sovereign (now Veritex) as holder of the LE Term Loan Due 2034.

Representations, Warranties, and Covenants

The First Term Loan Due 2034, Second Term Loan Due 2034, NPS Term Loan Due 2031, BDEC Term Loan Due 2051, LE Term Loan Due 2050, and NPS Term Loan Due 2050 contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for bank facilities of these types.  Specifically, The First Term Loan Due 2034 and Second Term Loan Due 2034 contain quarterly debt service coverage, total combined current assets, total combined current liabilities, and total combined debt ratios and annual current and debt to net worth ratios. The First Term Loan Due 2034 also requires that a $1.0 million payment reserve account be maintained. The NPS Term Loan Due 2031 requires the provision of standalone audited financial statements for NPS and annual maintenance of debt service coverage and current ratios. There are no covenants associated with the Kissick Debt, BDEC Term Loan Due 2051, LE Term Loan Due 2050, NPS Term Loan Due 2050, and the Equipment Loan Due 2025.

(10) AROs

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
September 30, 2024 | Page 25

Notes to Consolidated Financial Statements (Continued)

Pipelines and Facilities and Oil and Gas Properties

We have AROs associated with decommissioning our pipelines and facilities assets, as well as for plugging and abandoning our oil and gas properties.  We recorded a liability for the fair value of an ARO at the time the asset was installed or placed in service. From time to time we adjust the liability due to changes in estimates or the timing of decommissioning the assets. ARO liability as of the dates indicated was as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)

AROs, at the beginning of the period	$4,504	$3,710
Changes in estimates of existing obligations	-	1,558
Liabilities settled	(1,505)	(823)
Accretion expense	-	59

Less: AROs, current portion	(2,999)	(4,504)
Long-term AROs, at the end of the period	$-	$-

During the nine months ended September 30, 2024, we settled ARO liabilities totaling $1.5 million related to our pipeline and facilities assets. We also incurred approximately $0.9 million in additional decommissioning related expenses during the nine months ended September 30, 2024 due to the impact of poor weather conditions. During the twelve months ended   December 31, 2023, we recorded an increase in ARO liabilities of $1.6 million due to a change in the timing and cost of decommissioning these assets, settled ARO liabilities totaling $0.8 million, and recognized accretion expense of $0.06 million.

BOEM mandated that our pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL was following the plan. BDPL completed a significant portion of the project from late  December 2023 to mid- February 2024. However, due poor weather conditions that contributed to significant cost overruns, in July 2024 BDPL requested a BSEE extension to decommission the remaining portion of the Blue Dolphin Pipeline System and associated platform until the second quarter of 2025. BDPL’s request for a decommissioning extension was denied by BSEE in September 2024. Management is currently assessing the feasibility and cost of performing decommissioning work in late November or December of 2024 during off-peak weather conditions in the U.S. Gulf of Mexico and vendor availability. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2024 and December 31, 2023.  At September 30, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

In  April 2024, BDPL received another civil penalty referral letter from BSEE related to INCs issued by the agency in September 2023.  Although the civil penalty referral letter noted that BSEE would provide BDPL information related to its review within 90 days from the date of its letter, as of the filing date of this report BDPL had not received any further communication related to this letter.  In August 2024, BDPL received two more civil penalty referral letters from BSEE related to INCs issued in October and November 2023. BSEE's 90-day review period related to these letters ends in late November 2024.

See “Note (14)” to our consolidated financial statements for disclosures related to decommissioning of our offshore pipelines and platform assets and related risks.

(11) Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification. See "Note (15) to our consolidated financial statements for additional disclosures related to the recently executed BDSC office lease.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.01 million for both the three-month periods ended September 30, 2024 and 2023. BDSC received sub-lease income from LEH totaling $0.02 million and $0.03 million for the nine-month periods ended September 30, 2024 and 2023, respectively. See “Notes (3) and (15)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million for both the three-month periods ended September 30, 2024 and 2023. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.9 million and $0.7 million for the nine-month periods ended  September 30, 2024 and 2023, respectively. Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the LE Amended and Restated Master Services Agreement. See "Note (3)" to our consolidated financial statements for additional disclosures related to the LE Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
September 30, 2024 | Page 26

Notes to Consolidated Financial Statements (Continued)

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		September 30,	December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$-	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	-	(629)

Total lease assets		-	158

Liabilities
Current
Operating lease	Current portion of lease liabilities	-	147

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$-	$147

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term in years
Operating lease	-	0.67
Weighted average discount rate
Operating lease	-	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)

Operating lease costs	$41	$55	$165	$158
Short-term lease expense, related party	300	300	900	700
Total lease cost	$341	$355	$1,065	$858

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows for operating lease	$38	$57	$147	$172

As of September 30, 2024, maturities of lease liabilities for the periods indicated were as follows:

Operating
September 30,	Lease
(in thousands)

2025	$-
$-

Future minimum annual lease commitments that are non-cancelable:

Operating
September 30,	Lease
(in thousands)
2025	$-
$-

Blue Dolphin Energy Company
September 30, 2024 | Page 27

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes

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

Tax Provision

The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Current
Federal	$21	$(262)	$(6)	$(382)
State	27	(77)	(17)	(230)
Deferred
Federal	1,298	(1,277)	1,244	(4,373)
Change in valuation allowance	-	1,277	-	4,373

Total provision for income taxes	$1,346	$(339)	$1,221	$(612)

GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$6,725	$6,014
Business interest expense	3,485	2,534
Start-up costs (crude oil and condensate processing facility)	191	254
ARO liability/deferred revenue	630	946
Other	68	54
Total deferred tax assets	11,099	9,802

Deferred tax liabilities:
Basis differences in property and equipment	(8,419)	(8,366)
Total deferred tax liabilities	(8,419)	(8,366)
	2,680	1,436

Deferred tax assets (liabilities), net	$2,680	$1,436

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

At   September 30, 2024, there were no uncertain tax positions for which a reserve or liability was necessary.

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
September 30, 2024 | Page 28

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

NOL Carryforwards Available for Use. NOL carryforwards that remained available for future use for the periods indicated were as follow (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-	Post-
	Ownership	Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2022	$5,147	$45,624	$50,771

Net operating losses used and expired	(638)	(21,493)	(22,131)

Balance at December 31, 2023	4,509	24,131	28,640

Net operating losses	-	3,384	3,384

Balance at September 30, 2024	$4,509	$27,515	$32,024

(13) Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net income (loss)	$(5,000)	$7,065	$(4,726)	$22,258

Basic and diluted earnings (loss) per share	$(0.34)	$0.47	$(0.32)	$1.49
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968	14,921,968	14,921,968

Diluted EPS for the three and nine months ended September 30, 2024 and 2023 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

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

Blue Dolphin Energy Company
September 30, 2024 | Page 29

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies

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

Platform Inspections.  We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In January 2024, BSEE assessed a civil penalty of $0.2 million against BDPL for failure to complete annual platform inspections in a timely manner.  BDPL paid the civil penalty in April 2024.

Decommissioning Obligations. BOEM mandated that our pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL was following the plan. BDPL completed a significant portion of the project from late  December 2023 to mid- February 2024. However, due poor weather conditions that contributed to significant cost overruns, in July 2024 BDPL requested a BSEE extension to decommission the remaining portion of the Blue Dolphin Pipeline System and associated platform until the second quarter of 2025. BDPL’s request for a decommissioning extension was denied by BSEE in September 2024. Management is currently assessing the feasibility and cost of performing decommissioning work in late November or December of 2024 during off-peak weather conditions in the U.S. Gulf of Mexico and vendor availability. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2024 and December 31, 2023.  At September 30, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.

In  April 2024, BDPL received another civil penalty referral letter from BSEE related to INCs issued by the agency in September 2023.  Although the civil penalty referral letter noted that BSEE would provide BDPL information related to its review within 90 days from the date of its letter, as of the filing date of this report BDPL had not received any further communication related to this letter.  In August 2024, BDPL received two more civil penalty referral letters from BSEE related to INCs issued in October and November 2023. BSEE's 90-day review period related to these letters ends in late November 2024.

Default Under a Secured Loan Agreement

See “Note (9)” to our consolidated financial statements for additional information regarding a default under a secured loan agreement and its potential effects on our business, financial condition, and results of operations.

Financing Agreements and Guarantees

Indebtedness.  See “Notes (3) and (9)” to our consolidated financial statements for disclosures related to Affiliate and third-party indebtedness and defaults thereto.

Guarantees.  Affiliates provided guarantees on certain debt of Blue Dolphin and its subsidiaries.  The maximum amount of any guarantee is equal to the principal amount and accrued interest, which amounts are reduced as payments are made.  See “Notes (3) and (9)” to our consolidated financial statements for additional disclosures related to Affiliate and third-party guarantees associated with indebtedness and defaults thereto.

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
September 30, 2024 | Page 30

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

Resolved Matters.

RLI Surety Bonds.   Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In  June,  July, and  December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.3 million.  On  February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds. BDPL filed its answer to RLI's lawsuit on April 23, 2024 denying RLI's claims.  On July 22, 2024, BDPL presented a settlement proposal to RLI to resolve the matter through a series of payments collateralizing the bonds with cash. On July 26, 2024, RLI informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement on September 12, 2024.  BDPL made payments to RLI under the settlement agreement in September and October 2024 of approximately $0.3 million and $0.1 million, respectively. As of the filing date of this report, BDPL was in compliance with the settlement agreement with RLI.

Pilot Dispute Related to Terminal Services Agreement. Effective  May 9, 2019, NPS and Pilot entered into a Terminal Services Agreement, pursuant to which NPS agreed to store jet fuel purchased by Pilot at the Nixon facility. On  August 25, 2022, Pilot provided the 60-day notice of its intent to terminate the Terminal Services Agreement, which became effective on  October 24, 2022. As of the Terminal Services Agreement termination date, approximately 185,000 barrels of Pilot’s jet fuel remained at the Nixon facility.

On  October 28, 2022, Pilot commenced an action and application for a temporary restraining order (“TRO”) against NPS in Harris County District Court (the “Texas Action”). After a hearing on the application on  October 28, 2022, Pilot’s application for the TRO was denied the same day.  On  December 2, 2022, NPS filed its answer in the Texas Action. On  December 6, 2022, NPS provided notice under Section 7.206(a) of the Texas Business and Commerce Code ("TBCC") of its intent to sell the remaining inventory of Pilot’s jet fuel at the Nixon facility by  January 7, 2023. After negotiations, NPS agreed to forbear from exercising its remedies under the TBCC while the parties explored a potential dispute compromise pursuant to a Forbearance and Accommodation Agreement dated January 12, 2023, with a forbearance period terminating on  February 28, 2023. As part of the forbearance and accommodation agreement, Pilot paid NPS approximately $1.5 million in  January 2023.

On  March 31, 2023, NPS and Pilot executed an Amendment to Forbearance and Accommodation Agreement, extending the forbearance period and all deadlines in the unresolved Texas Action to  June 15, 2023.  As part of amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in  April and  June 2023, respectively. The parties also negotiated the sale of all 185,000 barrels of stored jet fuel in  April 2023. On  June 16, 2023, following the expiration of the forbearance and accommodation agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to  August 31, 2023. On  August 28, 2023, the parties filed a joint motion to stay the case in anticipation of planned mediation in  December 2023 to settle all outstanding disputes.

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
September 30, 2024 | Page 31

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

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose civil penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of  September 30, 2024 and  December 31, 2023.  At both  September 30, 2024 and  December 31, 2023, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI. However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

TCEQ Proposed Agreed Order. In  October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from  January to  March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In  September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in principle, TCEQ referred the matter to the State Office of Administrative Hearings. A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024.  Management participated in the hearing. The next hearing is scheduled for January 2025. At  September 30, 2024, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

BSEE Civil Penalties. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In January 2024, BSEE assessed a civil penalty of $0.2 million against BDPL for failure to complete annual platform inspections in a timely manner.  BDPL paid the civil penalty in April 2024.  In April 2024, BDPL received another civil penalty referral letter from BSEE related to INCs issued by the agency in September 2023.  Although the civil penalty referral letter noted that BSEE would provide BDPL information related to its review within 90 days from the date of its letter, as of the filing date of this report BDPL had not received any further communication related to this letter.  In August 2024, BDPL received two more civil penalty referral letters from BSEE related to INCs issued in October and November 2023. BSEE's 90-day review period related to these letters ends in late November 2024.

Default under a Secured Loan Agreement. We are currently in technical default under a secured loan agreement. See “Note (9)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on our business, financial condition, and results of operations. If the lender exercises its rights and remedies due to the default under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

(15) Subsequent Events

BDSC Office Lease

We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification. The first two months of the lease cover the holdover period of September and October 2024 wherein management negotiated the lease with the landlord; BDSC was not subject to a holdover rate during the holdover period.  During months 3 through 12, which began on November 1, 2024, the landlord reduced the annual base rent to $29.00 per square foot.  During months 13 through 24 the annual base rent will increase to $30.00 per square foot. As additional rent, BDSC will pay a proportionate share of basic building costs (e.g., utilities) up to a maximum of $1,500 per month.  The total rental area under the sixth amendment is 9,961 square feet, an increase of 2,268 square feet to accommodate additional personnel.  Under the lease amendment, BDSC will receive an improvement allowance of $1.50 per square foot; the improvement allowance will expire six months from the lease signing date.  See "Note (15) to our consolidated financial statements for additional disclosures related to the BDSC office lease.

Affiliate Sub-Lease

In October 2024, BDSC signed a 24-month sub-lease extension with LEH for office space in Houston, Texas.  The term expires on August 31, 2026. Rent is approximately $0.003 million per month.  See "Notes (3) and (11)" to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Blue Dolphin Energy Company
September 30, 2024 | Page 32

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

Overview and Outlook

Company Overview

Blue Dolphin is an independent downstream energy company operating in the Gulf Coast region of the United States.  Our subsidiaries operate a light sweet-crude, 15,000-bpd crude distillation tower with more than 1.25 million barrels of petroleum storage tank capacity in Nixon, Texas.  Our assets are primarily organized in two segments: refinery operations (owned by LE) and tolling and terminaling services (owned by LRM and NPS).  Subsidiaries that are reflected in corporate and other include BDPL (inactive pipeline assets), BDPC (inactive leasehold interests in oil and gas wells), and BDSC (administrative services). Blue Dolphin formed in 1986 as a Delaware corporation and is traded on the OTCQX under the ticker symbol “BDCO”.

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

Business Operations Update

During the third quarter of 2024, refining margins were less favorable compared to the third quarter of 2023. Less favorable refining margins on lower sales volumes contributed to Blue Dolphin reporting a net loss of $5.0 million, or $0.34 per share, for the three months ended September 30, 2024 (“Q3 2024”) compared to net income of $7.1 million, or $0.47 per share, for the three months ended September 30, 2023 (“Q32023”).  During the first nine months of 2024, refining margins were also less favorable compared to the first nine months of 2023. Less favorable refining margins on lower sales volumes contributed to Blue Dolphin reporting a net loss of $4.7 million, or $0.32 per share, for the nine months ended September 30, 2024 (“YTD 2024”) compared net income of $22.3 million, or $1.49 per share, for the nine months ended September 30, 2023 (“YTD 2023”).

Our full operating results for the three and nine months ended September 30, 2024 and September 30, 2023 including operating results by segment, can be found within ‘—Results of Operations.’

We used cash flow from operations of $0.1 million for Q3 2024. The use of cash flow from operations was primarily due to a buildup of inventory.  Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins. At September 30, 2024, we had approximately $0.7 million in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘—Liquidity and Capital Resources.’

Blue Dolphin Energy Company
September 30, 2024 | Page 33

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

Liquidity and Access to Capital Markets

We continue efforts to improve our balance sheet. During the last eighteen months, we entered into forbearance agreements with the Kissick Noteholder and LEH related to our existing secured loan agreements, and we continue to engage with potential lenders to obtain additional funding to refinance and restructure debt. There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions, such as those experienced during the height of the COVID-19 pandemic, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

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

Successful execution of our business strategy depends on multiple factors.  These factors include (i) having adequate working capital to meet operational needs and regulatory requirements, (ii) maintaining safe and reliable operations at the Nixon facility, (iii) meeting contractual obligations, (iv) having favorable margins on refined products, and (v) collaborating with new partners to develop and finance clean energy projects.  Our business strategy involves risks.  Accordingly, we cannot assure investors that our plans will be successful.  If we are unsuccessful, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs, or otherwise reducing our cash requirements, negotiating with our creditors to restructure our applicable obligations, filing bankruptcy, or ceasing operations. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Optimize Existing Asset Base

In late Q3 2024, management began a 10-day pre-planned turnaround to repair equipment at the Nixon Facility. Three days of the turnaround occurred in September 2024 while 7 days occurred in October 2024. On a year-to-date basis, management successfully completed two pre-planned turnarounds (13 days in May and 10 days in September and October).  Management also finished projects related to extreme weather protection, including facility improvements to add anti-icing chemical storage, upgrade the chiller system, and install a 'cool down room' for personnel, contractors, and drivers to reduce heat-related injuries.

Improve Operational Efficiencies

Work continued during Q3 2024 to significantly upgrade the Nixon facility's terminal management software.  Once complete, key elements of the plant's terminal loading functions will be automated, improving order management, bills of lading delivery, and reporting.  During YTD 2023, an additional Lease Automatic Custody Transfer (LACT) unit was also installed at the facility, which increases plant reliability and crude charge capacity.

Blue Dolphin Energy Company
September 30, 2024 | Page 34

Management’s Discussion and Analysis (Continued)

Seize Market Opportunities

Management has been working since 2021 to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth. In recent years, growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change have fueled demand for clean energy products, technologies, and solutions. Throughout 2023 and 2024, management has had meaningful discussions with potential commercial partners and efforts continue to find the right opportunity based on geographic suitability, existing infrastructure, market demand, technological expertise, potential for synergy with our core business, and financial viability. Reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development and/or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

Downstream Operations

Our refinery operations segment consists of the following assets and operations:

Property		Key Products Handled	Operating Subsidiary	Location

Nixon facility		Crude Oil	LE	Nixon, Texas
●	Crude distillation tower (15,000 bpd)	Refined Products
●	Petroleum storage tanks (operations support)
●	Loading and unloading facilities
●	Land (56 acres)

Crude Oil and Condensate Supply

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. At September 30, 2024, accounts payable for crude oil and condensate was $5.9 million.

During 2023, we operated under a crude supply agreement with Tartan.  Tartan also stored crude oil at the Nixon facility under a terminal services agreement.  In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the crude supply agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  During Q3 2023, the vast majority of our crude was sourced from Tartan under the crude supply agreement.  At September 30, 2023, accounts payable for crude oil and condensate was $0.

Our financial health has been materially and adversely affected by significant current debt, certain of which is in default, historical net losses, working capital deficits, and margin volatility. If we are required to obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Products and Markets

Our market is the Gulf Coast region of the U.S., which is represented by the EIA as PADD 3.  We sell our products primarily in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries, such as naphtha and distillate to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except percent amounts)				(in thousands, except percent amounts)

LPG mix	$188	0.2%	$37	0.0%	$304	0.1%	$149	0.1%
Naphtha	26,731	32.9%	27,659	27.2%	59,513	24.8%	57,562	20.3%
Jet fuel	31,171	38.4%	33,060	32.5%	84,591	35.3%	93,824	33.1%
HOBM	3,672	4.5%	16,047	15.8%	30,573	12.8%	59,732	21.1%
AGO	19,518	24.0%	24,795	24.5%	64,762	27.0%	72,238	25.4%
	$81,280	100.0%	$101,598	100.0%	$239,743	100.0%	$283,505	100.0%

Blue Dolphin Energy Company
September 30, 2024 | Page 35

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

Customers. Customers for our refined products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). An Affiliate, LEH, purchases the majority of our jet fuel.  We have bulk term contracts in place with most of our customers, including month-to-month, six months, and up to one-year terms. Certain of our contracts require our customers to prepay and us to sell fixed quantities and/or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products.

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

We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Shutdowns for maintenance may result in lost margin opportunity, potential increased maintenance expense, and reduced refined products inventory, which could adversely impact our ability to meet our payment obligations.

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
September 30, 2024 | Page 36

Management’s Discussion and Analysis (Continued)

Inactive Operations

We own other pipeline and facilities assets and have leasehold interests in oil and gas properties.  These assets are inactive.  We account for these inactive operations in ‘corporate and other.’  Our pipeline assets were fully impaired in 2016 and our oil and gas leasehold interests were fully impaired in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the three and nine months ended September 30, 2024 and 2023.  See “Part I, Item 1. Financial Statements – Note (14)” related to pipelines and platform decommissioning requirements and related risks.

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

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
September 30, 2024 | Page 37

Management’s Discussion and Analysis (Continued)

Results of Operations

Below is a discussion and analysis of the factors contributing to our consolidated financial results of operations.  This information should be read in conjunction with our financial statements in “Part I, Item 1. Financial Statements.” While management intends for the financial statements, together with the following information, to provide investors with a reasonable basis for assessing our historical operations, they should not serve as the only criteria for predicting future performance.

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per barrel commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations.  When the spread between these commodity prices decreases, our margins are negatively affected. To improve margins, we must maximize yields of higher-value finished petroleum products and minimize costs of feedstocks and operating expenses. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally result in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. The effect of crude oil commodity price changes on our finished petroleum product commodity prices therefore depends, in part, on how quickly and how fully the market adjusts to reflect these changes.  Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

The general outlook for the oil and natural gas industry for the remainder of 2024 remains unclear given uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East. We can provide no assurances that refining margins will be positive and demand will increase.

How We Evaluate Our Operations. Management uses certain financial and operating measures to analyze segment performance. These measures are significant factors in assessing our operating results and profitability and include: refinery operations segment margin (deficit), refining segment margin (deficit) per MBbls, refinery throughput, production and sales data, refinery downtime, tolling and terminaling revenue, and intercompany processing fees.  We modified our segment presentation to incorporate applicable depreciation and amortization into our cost of goods sold subtotal. We believe this provides a more complete representation of our cost of goods sold. Prior periods have been modified to conform with this presentation.

Refining Segment Margin (Deficit) per MBbls. We use refining segment margin (deficit) per MBbls as a downstream benchmark. This non-GAAP measure supplements presented GAAP financial information. Management uses refining segment margin (deficit) per MBbls to analyze our core refining results of operations, assess internal performance against forecasted amounts, and evaluate impacts on our financial performance considering potential capital investments. As this non-GAAP measure has important limitations as an analytical tool, it should not be considered a substitute for GAAP financial measures. Management believes this measure may help investors, analysts, lenders, and rating agencies analyze our results of operations and liquidity in conjunction with presented GAAP financial results.

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

Refinery Downtime. The Nixon refinery periodically experiences planned and unplanned temporary shutdowns. Shutdowns for maintenance may result in lost margin opportunity, potential increased maintenance expense, and reduced refined products inventory, which could adversely impact our ability to meet our payment obligations.  However, management may temporarily take the refinery offline or reduce throughput to preserve margins in a weak margin environment.

Tolling and Terminaling Revenue. Tolling and terminaling revenue primarily represents storage tank rental fees and ancillary services fees (such as for in-tank blending) associated with customer tank rental agreements. As a result, combined tank rental revenue and ancillary services fees are one of the measures management uses to evaluate the performance of our tolling and terminaling business segment.

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

Cost of operations. We manage costs and expenses in tandem with meeting environmental, safety, and regulatory requirements while maintaining the mechanical integrity of our assets. Operating costs and expenses are comprised primarily of labor, repair, other maintenance, and utility costs. Refinery operating expenses generally remain stable across broad ranges of throughput volumes, but they can fluctuate from period to period depending on the mix of activities performed and the timing of those expenses within the reporting period. Tolling and terminaling operating costs and expenses are relatively fixed.

Blue Dolphin Energy Company
September 30, 2024 | Page 38

Management’s Discussion and Analysis (Continued)

Consolidated Results

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

Q3 2024 Versus Q3 2023

Overview.  Net loss for Q3 2024 totaled $5.0 million, or $0.34 per share, compared to net income of $7.1 million, or $0.47 per share, in Q32023. The $12.1 million, or $0.81 per share, decrease in net income between the periods resulted from less favorable refining margins on lower sales volumes.  The Nixon refinery was down for 3 days in Q3 2024 as part of a 10-day pre-planned turnaround for equipment repairs. The Nixon refinery was down for 4 days in Q3 2023 related to a pre-planned maintenance turnaround (3 days) and maintenance and repairs (1 day).

Total Revenue from Operations.  Total revenue from operations was $82.1 million for Q3 2024 compared to $102.6 million for Q32023, representing a decrease of 19.9%.  The decrease in total revenue from operations in Q3 2024 compared to Q3 2023 related primarily to a 20.0% decrease in refinery operations revenue and a 13.3% decline in tolling and terminaling revenue.   Refinery operations revenue in Q3 2024 decreased primarily due to lower market pricing and lower sales volumes; tolling and terminaling revenue in Q3 2024 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold.  Total cost of goods sold was $85.4 million for Q3 2024 compared to $92.0 million for Q32023, representing a decrease of 7.2%. The decrease related to higher crude acquisition costs, inventory write downs of $1.9 million that were recorded as a result of recognizing inventory at the lower of cost or net realizable value.

Total Other Operating and General Administrative Expenses. Total other operating and general and administrative expenses and totaled $1.4 million in Q3 2024 compared to $1.5 million in Q32023, representing a decrease of $0.1 million.  General and administrative expenses within the category totaled $1.0 million in Q3 2024 compared to $1.1 million in Q32023, representing a decrease of 6.4%. The decrease was primarily related to lower professional fees.

Total Other Income (Expense).  Total other expense was $1.5 million in each ofQ3 2024 and Q32023. Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

	Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)
Revenue	$81,280	$101,598	$1,759	$1,886	$-	$-	$83,039	$103,484
Intercompany(1)	-	-	(930)	(930)	-	-	(930)	(930)
Total revenue from operations	81,280	101,598	829	956	-	-	82,109	102,554

Crude oil, fuel use, and chemicals	80,244	87,795	-	-	-	-	80,244	87,795
Other conversion costs	5,068	4,120	-	-	-	-	5,068	4,120
Intercompany processing fees	(930)	(930)	-	-	-	-	(930)	(930)
Tolling and terminaling costs	-	-	400	403	-	-	400	403
Depreciation and amortization	302	303	342	342	-	-	644	645
Total costs of goods sold	84,684	91,288	742	745	-	-	85,426	92,033

Other operating and general and administrative expenses(2)	507	374	69	306	844	840	1,420	1,520
Depreciation and amortization	-	-	-	-	61	54	61	54
Interest and other non-operating expenses, net	900	847	512	502	136	194	1,548	1,543
Total costs and expenses	86,091	92,509	1,323	1,553	1,041	1,088	88,455	95,150

Income (loss) before income taxes	(4,811)	9,089	(494)	(597)	(1,041)	(1,088)	(6,346)	7,404
Income tax benefit (expense)	-	-	-	-	1,346	(339)	1,346	(339)
Net income (loss)	$(4,811)	$9,089	$(494)	$(597)	$305	$(1,427)	$(5,000)	$7,065

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	The LEH operating fee, related party, abandonment expense, and accretion of asset retirement obligations are included in 'other operating and general and administrative expenses' within the refinery operations business segment.

Blue Dolphin Energy Company
September 30, 2024 | Page 39

Management’s Discussion and Analysis (Continued)

YTD 2024 Versus YTD 2023

Overview. Net loss for YTD 2024 was $4.7 million, or $0.32 per share, compared to net income of $22.3 million, or $1.49 per share, for YTD 2023. The $27.0 million, or $1.81 per share, decrease in net income between the periods resulted from less favorable refining margins on lower sales volumes.  The Nixon refinery was down for 21 days in YTD 2024 relating to pre-planned maintenance turnarounds (one in May for 13 days and another one in September for 3 days), maintenance and repairs (2 days), and weather (3 days of freezing temperatures in January 2024).  The Nixon refinery was down for 11 days in YTD 2023 relating to a pre-planned maintenance turnaround (3 days) and maintenance and repairs (8 days).

Total Revenue from Operations.  Total revenue from operations was $242.8 million for YTD 2024 compared to $288.1 million for YTD 2023, representing a decrease of 15.7%. The decrease related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in YTD 2024 decreased primarily due to lower market pricing and lower sales volumes; tolling and terminaling revenue in YTD 2024 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold.  Total cost of goods sold was $239.6 million for YTD 2024 compared to $256.5 million for YTD 2023, representing a decrease of 6.6%.  The decrease was related to lower sales volume.

Total Other Operating Expenses and General and Administrative Expenses. Total other operating expenses and general and administrative expenses totaled $4.6 million in YTD 2024 compared to $4.1 million in YTD 2023, representing an increase of $0.5 million. General and administrative expenses within the category totaled $3.5 million in YTD 2024 compared to $3.2 million in YTD 2023, representing an increase of 8.2%. The increase was primarily related to an increase in professional service fees and liabilities settled associated with decommissioning our pipeline assets.

Total Other Income (Expense).  Total other expense in YTD 2024 totaled $4.4 million compared to $4.5 million in YTD 2023, representing a decrease of 3.1%. The decrease was due to lower related party interest expenses in YTD 2024 compared to YTD 2023.  Total other expense primarily relates to interest expense associated with third-party and related party secured loan agreements.

	Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Refinery Operations		Tolling and Terminaling		Corporate and Other		Total
	(in thousands)
Revenue	$239,743	$283,505	$5,053	$6,689	$-	$-	$244,796	$290,194
Intercompany(1)	-	-	(2,006)	(2,101)	-	-	(2,006)	(2,101)
Total revenue from operations	239,743	283,505	3,047	4,588	-	-

Crude oil, fuel use, and chemicals	222,176	244,927	-	-	-	-	222,176	244,927
Other conversion costs	16,299	10,491	-	-	-	-
Intercompany processing fees	(2,006)	(2,101)	-	-	-	-
Tolling and terminaling costs	-	-	1,220	1,216	-	-
Depreciation and amortization	904	911	1,026	1,026	-	-
Total costs of goods sold	237,373	254,228	2,246	2,242	-	-	222,176	244,927

Other operating and general and administrative expenses(2)	1,561	1,193	161	932	2,858	1,979	4,580	4,104
Depreciation and amortization	-	-	-	-	184	157	184	157
Interest and other non-operating expenses, net	2,440	2,456	1,506	1,462	408	574	4,354	4,492
Total costs and expenses	241,374	257,877	3,913	4,636	3,450	2,710	231,294	253,680

Income (loss) before income taxes	(1,631)	25,628	(866)	(48)	(3,450)	(2,710)	(5,947)	22,870
Income tax benefit (expense)	-	-	-	-	1,221	(612)	1,221	(612)
Net income (loss)	$(1,631)	$25,628	$(866)	$(48)	$(2,229)	$(3,322)	$(4,726)	$22,258

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	The LEH operating fee, related party, abandonment expense, and accretion of asset retirement obligations are included in 'other operating and general and administrative expenses' within the refinery operations business segment.

Blue Dolphin Energy Company
September 30, 2024 | Page 40

Management’s Discussion and Analysis (Continued)

Downstream Operations

Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Refinery operations revenue	$81,280	$101,598	$239,743	$283,505

Crude oil, fuel use, and chemicals	80,244	87,795	222,176	244,927
Other conversion costs	5,068	4,120	16,299	10,491
Depreciation and amortization	302	303	904	911
Cost of goods sold	85,614	92,218	239,379	256,329

Refinery operations segment margin (deficit)	(4,334)	9,380	364	27,176
Add: depreciation and amortization	302	303	904	911
Adjusted refinery operations segment margin (deficit)	$(4,032)	$9,683	$1,268	$28,087

Sales (MBbls)	1,034	1,081	2,753	3,005

Refining segment margin (deficit) per MBbls	$(4.19)	$8.68	$0.13	$9.04
Adjusted refining segment margin (deficit) per MBbls	$(3.90)	$8.96	$0.46	$9.35

Q3 2024 Versus Q3 2023

Refinery Downtime. Refinery downtime decreased from 4 days in Q3 2023 to 3 days in Q3 2024. Refinery downtime in Q3 2024 related to a pre-planned maintenance turnaround for equipment repairs.  Refinery downtime in Q32023 related to a pre-planned maintenance turnaround (3 days) and maintenance and repairs (1 day).

Adjusted Refinery Operations Segment Margin (Deficit). We had an adjusted refinery operations segment deficit of $4.0 million in Q3 2024 compared to adjusted segment margin of $9.7 million in Q32023, representing a decrease of $13.7 million. The decrease in Q3 2024 was related to less favorable refining margins and lower sales volume. We incurred an inventory impairment expense of $1.9 million in Q3 2024 based on high volumes of naphtha and HOBM inventory. We incurred an inventory impairment expense of $1.5 million in Q3 2023 related to naphtha inventory.

Adjusted Refining Segment Margin (Deficit) per MBbls. On a per barrel basis, adjusted refining segment deficit was $3.90 for Q3 2024 compared to adjusted segment margin of $8.96 for Q32023, representing a decrease of $12.86 per barrel. The decrease related to less favorable refining margins and and lower sales volume in Q3 2024 compared to the same period a year earlier.

YTD 2024 Versus YTD 2023

Refinery Downtime. Refinery downtime increased from 11 days in YTD 2023 to 21 days in YTD 2024. Refinery downtime in YTD 2024 related to pre-planned maintenance turnarounds (one in May for 13 days and another one in September for 3 days), maintenance and repairs (2 days), and weather (3 days of freezing temperatures in January 2024).  Refinery downtime in YTD 2023 related to a pre-planned maintenance turnaround (3 days) and maintenance and repairs (8 days).

Adjusted Refinery Operations Segment Margin. Adjusted refinery operations segment margin was $1.3 million in YTD 2024 compared to $28.1 million in YTD 2023, representing a decrease of $26.8 million. The significant decrease in YTD 2024 was related to less favorable refining margins and lower sales volume.  We incurred an inventory impairment expense of $7.9 million in YTD 2024 based on high volumes of naphtha and HOBM inventory and maintenance turnaround expenses.

Adjusted Refining Segment Margin per MBbls. On a per barrel basis, adjusted refining segment margin was $0.46 for YTD 2024 compared to $9.35 for YTD 2023, representing a decrease of $8.89 per barrel. The decrease related to less favorable refining margins and lower sales volume in YTD 2024 compared to the same period a year earlier.

Remainer of Page Intentionally Left Blank

Blue Dolphin Energy Company
September 30, 2024 | Page 41

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Tolling and terminaling revenue	$1,759	$1,886	$5,053	$6,689
Less: intercompany(1)	(930)	(930)	(2,006)	(2,101)
Total revenue	829	956	3,047	4,588

Tolling and terminaling costs	400	403	1,220	1,216
Depreciation and amortization	342	342	1,026	1,026
Cost of goods sold	742	745	2,246	2,242

Tolling and terminaling segment margin	$87	$211	$801	$2,346

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Q3 2024 Versus Q32023

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue, which consists of storage tank rental and ancillary services fees less intercompany processing fees, totaled $0.8 million in Q3 2024 compared to $1.0 million in Q32023, representing a decrease of approximately $0.1 million.  The decrease in Q3 2024 related to lower tank rental fees compared to the period a year earlier.

Tolling and Terminaling Segment Margin.  We had tolling and terminaling segment margin of $0.1 million in Q3 2024 compared to $0.2 million in Q3 2023, representing a decrease of $0.1 million. The decrease in Q3 2024 compared to Q3 2023 related to lower tolling and terminaling total revenue.

YTD 2024 Versus YTD 2023

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue totaled $3.0 million in YTD 2024 compared to $4.6 million in YTD 2023, representing a decrease of $1.5 million.  The decrease in YTD 2024 related to lower tank rental fees. Tank rental fees in YTD 2023 included temporary terminal service fees associated with Pilot.

Tolling and Terminaling Segment Margin.  We had tolling and terminaling segment margin of $0.8 million in YTD 2024 compared to $2.3 million in YTD 2023, representing a decrease of $1.5 million.  The decrease in YTD 2024 compared to YTD 2023 related to lower tolling and terminaling total revenue.

Blue Dolphin Energy Company
September 30, 2024 | Page 42

Management’s Discussion and Analysis (Continued)

Non-GAAP Measures

Adjusted Refinery Operations Segment Margin (Deficit).  'Adjusted Refinery Operations Segment Margin (Deficit)' is a non-GAAP financial measure used to provide management and investors with (i) important supplemental indicators of the operational performance of our business, (ii) additional criteria for evaluation of our performance relative to our peers, and (iii) supplemental information to investors about certain material non-cash and/or other items that may not continue at the same level in the future. Adjusted refinery operations segment margin (deficit) has limitations as an analytical tool and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP or as alternatives to net income (loss), operating income (loss), gross margin, or any other measure of financial performance presented in accordance with GAAP.

We define this financial metric as follows:

Adjusted Refinery Operations Segment Margin (Deficit) – Gross margin plus non-cash depreciation of our downstream assets, plus/minus certain material non-cash and or other items that may not continue at the same level in the future.  The following table presents a reconciliation of the GAAP financial measure of gross margin to adjusted gross margin for each periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)

Refinery operations segment margin (deficit)	$ (4,334)	$ 9,380	$ 364	$ 27,176
Add: depreciation and amortization	302	303	904	911
Adjusted refinery operations segment margin (deficit)	$ (4,032)	$ 9,683	$ 1,268	$ 28,087

Capital Resources and Liquidity

Working Capital. Certain conditions and events exist, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events include historical working capital deficits and significant current debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

We had positive working capital of $9.9 million at September 30, 2024 compared to a working capital deficit of $6.1 million at December 31, 2023, representing a $16.0 million improvement. Our significant current debt is primarily the result of bank debt to GNCU being in technical default for failure to provide standalone audited financial statements. The current portion of long-term debt on our consolidated balance sheets totaled $13.9 million and $39.4 million at  September 30, 2024 and December 31, 2023, respectively.  The $25.5 million decrease in current debt between the periods primarily related to the Veritex loans being reclassified to long-term debt, net of current portion at September 30, 2024 as a result of no longer being in default. We continue to engage with potential lenders to obtain additional funding to refinance and restructure debt and further improve working capital.

Our current assets totaled $45.3 million at September 30, 2024 compared to $49.3 million at December 31, 2023, representing a $4.0 million decrease. Our current liabilities totaled $35.4 million at September 30, 2024 compared to $55.4 million at December 31, 2023, representing a $20.0 million decrease.

Liquidity. Cash and cash equivalents totaled $0.7 million and $18.7 million at September 30, 2024 and December 31, 2023, respectively, representing a decrease of $18.0 million. A significant portion of our liquidity at September 30, 2024 was invested in inventory.  Restricted cash, current totaled $1.0 million and $0.0 at September 30, 2024 and December 31, 2023, respectively. Restricted cash, current related to a Veritex payment reserve account. Although the payment reserve account had a balance of $0.0 at December 31, 2023, the account was fully replenished on January 2, 2024.  Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $6.7 million and $4.2 million at September 30, 2024 and December 31, 2023, respectively.

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

We continue efforts to improve our balance sheet. During the last eighteen months, we entered into forbearance agreements with the Kissick Noteholder and LEH related to our existing secured loan agreements, and we continue to engage with potential lenders to obtain additional funding to refinance and restructure debt. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Similarly, capital, credit, and commodity markets, as well as armed conflicts in the Middle East and Europe continue to evolve, and the extent to which these factors may impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of confidence.  In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Sources and Use of Cash

Components of Cash Flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(117)	$11,214	$(16,500)	$13,312
Investing activities	-	-	-	(102)
Financing activities	702	(305)	(535)	(2,260)
Increase in Cash and Cash Equivalents	$585	$10,909	$(17,035)	$10,950

Cash Flow from Operations.  We used $0.1 million in cash flow from operations during Q3 2024 compared to generating $11.2 million in cash flow from operations during Q32023. The $11.3 million decrease in cash flow used from operations between the periods was primarily due to a buildup of inventory in Q3 2024.   Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins.

We used $16.5 million in cash flow from operations during YTD 2024 compared to generating $13.3 million in cash flow from operations during YTD 2023. The $29.8 million decrease in cash flow used from operations was primarily due to earning $27.0 million less in net income between the periods.

Capital Expenditures. Capital expenditures totaled $0 for Q3 2024 and YTD 2024. Capital expenditures totaled $0.1 million for both Q3 2023 and YTD 2023. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, interest rates, and capital and credit markets, geopolitical tensions, including military conflicts in Ukraine and Israel and escalations in the Middle East, we anticipate continuing to limit capital expenditures for the remainder of 2024. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

Blue Dolphin Energy Company
September 30, 2024 | Page 43

Management’s Discussion and Analysis (Continued)

We account for capital expenditures in accordance with GAAP. We also classify capital expenditures as ‘maintenance’ if the expenditure maintains capacity or throughput or as ‘expansion’ if the expenditure increases capacity or throughput capabilities. Although classification is generally a straightforward process, in certain circumstances the determination is a matter of management judgment and discretion.  We budget for maintenance capital expenditures throughout the year on a project-by-project basis. Management determines projects based on maintaining safe and efficient operations, meeting customer needs, complying with operating policies and applicable law, and producing economic benefits, such as increasing efficiency and/or lowering future expenses.

Financing Activities.  During YTD 2024, Blue Dolphin made debt principal payments totaling $3.0 million.  Proceeds from related-party debt totaled $2.5 million during YTD 2024. During YTD 2023, Blue Dolphin made debt principal payments totaling $1.0 million and paid off amounts owed to LEH totaling $1.2 million related to a June 2017 promissory note, as amended, for Blue Dolphin working capital.

Debt and Lease Obligations

Debt Agreements.

Related-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with related parties:

Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Affiliate Revolving Credit Agreement	Blue Dolphin and	$5.0 (maximum)(1)	April 2025	Set-off against	WSJ Prime + 2.00%	Working capital
	Subsidiaries			other obligations
	LEH and			owed to Lender
Subsidiaries
BDPL-LEH Loan Agreement (in forbearance)	BDPL	$4.0	August 2018	$0.04	8.00%	Working capital
LEH

(1)	As of September 30, 2024, only $2.5 million was drawn.

Third-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

				Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Refinance loan; capital improvements
	Veritex
LRM Term Loan Due 2034(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Refinance bridge loan; capital improvements
	Veritex
Kissick Debt (in forbearance)(2)	LE	$11.7	January 2018	$0.5	6.25%	Working capital
	Kissick Noteholder
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051 (as modified)(4)	Blue Dolphin	$2.0	June 2051	$0.07	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA			$0.0007
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.50%	Equipment Lease Conversion
	Texas First

(1)

Restricted cash, current totaled $1.0 million and $0.0 at September 30, 2024 and December 31, 2023, respectively. Restricted cash, current reflected amounts held by Veritex in a payment reserve account, which is required to have a balance of $1.0 million.  Although the amount at December 31, 2023 was $0, the payment reserve account was fully replenished on January 2, 2024.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments due monthly through loan maturity. First principal payment made in October 2024.

(4)

Original principal amount was $0.5 million; the principal amount increased by $1.5 million under a loan modification. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

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

Blue Dolphin Energy Company
September 30, 2024 | Page 44

Management’s Discussion and Analysis (Continued)

Guarantees and Security.

Loan Description	Guarantees		Security
Veritex Loans
LE Term Loan Due 2034	●	USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	●	Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	●	Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
			●	$5.0 million life insurance policy on Jonathan Carroll

LRM Term Loan Due 2034	●	USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	●	Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	●	Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
			●	First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien
			●	Substantially all assets
Kissick Debt (in forbearance)(2)	-		●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE

GNCU Loan
NPS Term Loan Due 2031 (in default)	●	USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	●	Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	●	Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
BDPL-LEH Loan Agreement (in forbearance)	●	-	●	Certain BDPL property
SBA EIDLs
Blue Dolphin Term Loan Due 2051	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	-		●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	-		●	First priority security interest in the equipment (backhoe).

(1)	Veritex required Jonathan Carroll to personally guarantee repayment of borrowed funds and accrued interest.
(2)

Subject to the Kissick Subordination Agreement between the Kissick Noteholder and Sovereign Bank (predecessor to Veritex) dated June 22, 2015. Under the agreement, Kissick Noteholder agreed, and LE consented, to: (i) subordinate Kissick Noteholder’s right to payments in favor of Pilot and (ii) subordinate its rights to security interest and liens in favor of Sovereign (now Veritex) as holder of the LE Term Loan Due 2034.

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification. The first two months of the lease cover the holdover period of September and October 2024 wherein management negotiated the lease with the landlord; BDSC was not subject to a holdover rate during the holdover period.  During months 3 through 12, which began on November 1, 2024, the landlord reduced the annual base rent to $29.00 per square foot.  During months 13 through 24 the annual base rent will increase to $30.00 per square foot. As additional rent, BDSC will pay a proportionate share of basic building costs (e.g., utilities) up to a maximum of $1,500 per month.  The total rental area under the sixth amendment is 9,961 square feet, an increase of 2,268 square feet to accommodate additional personnel.  Under the lease amendment, BDSC will receive an improvement allowance of $1.50 per square foot; the improvement allowance will expire six months from the lease signing date.  See "Note (15) to our consolidated financial statements for additional disclosures related to the BDSC office lease.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.01 million for both the three-month periods ended September 30, 2024 and 2023. BDSC received sub-lease income from LEH totaling $0.02 million and $0.03 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.3 million for both the three-month periods ended September 30, 2024 and 2023. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $0.9 million and $0.7 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
September 30, 2024 | Page 45

Management’s Discussion and Analysis (Continued)

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Related and third-party long-term debt, including outstanding principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal and Accrued Interest.

	September 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$19,072	$19,858
LRM Term Loan Due 2034	7,968	8,260
Kissick Debt (in forbearance)	2,894	7,147
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,975	9,975
LEH
BDPL-LEH Loan Agreement (in forbearance)	5,308	5,308
Affiliate revolving credit agreement	2,500	-
SBA EIDLs
BDEC Term Loan Due 2051	2,103	2,135
LE Term Loan Due 2050	159	162
NPS Term Loan Due 2050	159	162
Equipment Loan Due 2025	18	29
	50,157	53,036

Less: Long-term debt, net, current portion	(14,299)	(39,440)
Less: Unamortized debt issue costs	(1,794)	(1,947)
Less: Accrued interest payable, current portion	(1,561)	(2,596)
	$32,503	$9,053

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at December 31, 2023 due to being in default; however, we re-classified the Veritex loans to long-term debt, net of current portion at September 30, 2024 as a result of the loans no longer being in default.  We classified the NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at September 30, 2024 and December 31, 2023 due to the loan being in technical default.  The Kissick Debt fell within long-term debt, current portion on our consolidated balance sheet at September 30, 2024 compared to long-term debt, net of current portion at December 31, 2023 due to principal payments being due within the next twelve months.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034	$1,674	$1,674
LRM Term Loan Due 2034	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,378)	(1,225)
	$1,794	$1,947

Amortization expense was $0.05 million for both the three-month periods ended September 30, 2024 and 2023. Amortization expense was $0.1 million for both the nine-month periods ended September 30, 2024 and 2023.

Blue Dolphin Energy Company
September 30, 2024 | Page 46

Management’s Discussion and Analysis (Continued)

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Kissick Debt (in forbearance)	$-	$2,169
LEH
BDPL-LEH Loan Agreement (in forbearance)	1,308	1,308
Veritex Loans
LE Term Loan Due 2034	46	181
LRM Term Loan Due 2034	69	70
SBA EIDLs
BDEC Term Loan Due 2051	103	135
LE Term Loan Due 2050	9	12
NPS Term Loan Due 2053	9	12
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
	1,561	3,904
Less: Accrued interest payable, current portion	(1,561)	(2,596)
Long-term interest payable, net of current portion	$-	$1,308

Forbearance Agreements, Waivers, and Default.

Veritex Forbearance Agreements and Waivers. Under a November 2022 forbearance agreement, LE and LRM paid Veritex: (i) $4.3 million in past due principal and interest at the non-default rate (excluding late fees), (ii) $1.0 million into a payment reserve account, and (iii) $0.04 million in Veritex attorney fees. The Veritex forbearance agreement expired in September 2023, and was superseded by a first amendment. The first amendment expired in December 2023, and was superseded by a second amendment. The second amendment expired in March 2024. During each of these forbearance periods, Veritex agreed to forbear from testing borrowers’ compliance with financial covenants as specified in the LE Term Loan Due 2034 and LRM Term Loan Due 2034 and forbear from exercising its rights or remedies with respect to non-compliance with the financial covenants.

On July 8, 2024, LE and LRM received a confirmation letter from Veritex dated July 2, 2024 waiving all covenant violations under the LE Term Loan Due 2034 and LRM Term Loan Due 2034 for calendar years 2021, 2022, and 2023. Pursuant to a letter dated June 25, 2024, the USDA approved Veritex's April 18, 2024 letter request for a waiver for the same periods. As of September 30, 2024, LE and LRM complied with all financial covenants related to their respective Veritex loans.

Kissick Payment Agreement. Pursuant to a Payment Agreement between LE and the Kissick Noteholder dated April 30, 2023, the Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the Kissick Debt.  Under the terms of the Kissick payment agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment of $0.4 million to Kissick Noteholder on March 1, 2025. LE paid the Kissick Noteholder $1.5 million in principal and interest during both the three months ended September 30, 2024 and 2023. LE paid the Kissick Noteholder $4.4 million and $3.5 million in principal and interest for the nine months ended September 30, 2024 and 2023, respectively. As of the filing date of this report, the Kissick Debt was in forbearance related to payment violations prior to April 2023.

LEH Payment Agreement. Pursuant to the LEH Payment Agreement dated May 9, 2023, LEH agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest will be incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.1 million and $0.2 million in interest for the three months ended September 30, 2024 and 2023, respectively. BDPL paid LEH approximately $0.3 million in interest for both the nine months ended September 30, 2024 and 2023. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to payment violations prior to May 2023.

Defaults. As of September 30, 2024 and through the filing date of this report, we were in technical default under the NPS Term Loan Due 2031 for failure to provide standalone audited financial statements for NPS, a wholly-owned subsidiary. The default may permit the lender to declare the amount owed under the related loan agreement immediately due and payable, exercise its rights with respect to collateral securing obligors’ obligations, and/or exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreement that is in default, either upon maturity or if accelerated, (ii) NPS will be able to refinance or restructure the debt, and/or (iii) the third party will provide a future forbearance or default waiver. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Blue Dolphin Energy Company
September 30, 2024 | Page 47

Management’s Discussion and Analysis (Continued)

Concentration of Risk

Customers.

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	September 30,
Three Months Ended	Customers	Operations	(in millions)

September 30, 2024	4	75.1%	$0.3
September 30, 2023	3	73.5%	$0.1

			Portion of
			Accounts
	Number	% Total	Receivable at
	Significant	Revenue from	September 30,
Nine Months Ended	Customers	Operations	(in millions)

September 30, 2024	3	72.5%	$0.3
September 30, 2023	3	72.6%	$0.1

One of our significant customers is LEH, an Affiliate. The Affiliate purchases our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed.  For the three months ended September 30, 2024 and 2023, the Affiliate accounted for 26.5% and 32.2% of total revenue from operations, respectively. For the nine months ended September 30, 2024 and 2023, the Affiliate accounted for 31.4% and 32.6% of total revenue from operations, respectively.  Accounts receivable of the Affiliate totaled $0 at September 30, 2024.

Bank Accounts.

Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At September 30, 2024 and December 31, 2023, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $1.2 million and $18.2 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Regulatory Activities

BOEM -- Supplemental Pipeline Bonds. See "Part II, Item 1. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Bonds."

BSEE -- Offshore Pipelines and Platform Requirements. BDPL has pipelines and platform assets subject to BSEE's idle iron regulations. Idle iron regulations require lessees and rights-of-way holders to permanently abandon and/or remove platforms and other structures when they are no longer useful for operations. Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Platform Inspections.  We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In January 2024, BSEE assessed a civil penalty of $0.2 million against BDPL for failure to complete annual platform inspections in a timely manner.  BDPL paid the civil penalty in April 2024.

Decommissioning Obligations. BOEM mandated that our pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL was following the plan. BDPL completed a significant portion of the project from late December 2023 to mid-February 2024. However, due poor weather conditions that contributed to significant cost overruns, in July 2024 BDPL requested a BSEE extension to decommission the remaining portion of the Blue Dolphin Pipeline System and associated platform until the second quarter of 2025. BDPL’s request for a decommissioning extension was denied by BSEE in September 2024. Management is currently assessing the feasibility and cost of performing decommissioning work in late November or December of 2024 during off-peak weather conditions in the U.S. Gulf of Mexico and vendor availability. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Rights-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. Accordingly, we did not record a liability related to potential penalties on our consolidated balance sheets as of September 30, 2024 and December 31, 2023.  At September 30, 2024 and December 31, 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of these assets, which amount does not include potential penalties.$4.5

In April 2024, BDPL received another civil penalty referral letter from BSEE related to INCs issued by the agency in September 2023.  Although the civil penalty referral letter noted that BSEE would provide BDPL information related to its review within 90 days from the date of its letter, as of the filing date of this report BDPL had not received any further communication related to this letter.  In August 2024, BDPL received two more civil penalty referral letters from BSEE related to INCs issued in October and November 2023. BSEE's 90-day review period related to these letters ends in late November 2024.

Blue Dolphin Energy Company
September 30, 2024 | Page 48

Management’s Discussion and Analysis (Continued)

Surety Bonds. See "Part II, Item 1. Legal Proceedings—Unresolved Matters—RLI Surety Bonds."

Civil Penalties. See "Part II, Item 1. Legal Proceedings—Unresolved Matters—BSEE Civil Penalties."

OSHA. See "Part II, Item 1. Legal Proceedings—Resolved Matters—OSHA Settlement Agreement."

TCEQ.  See "Part II, Item 1. Legal Proceedings—Unresolved Matters—TCEQ Proposed Order."

Off-Balance Sheet Arrangements

None.

Blue Dolphin Energy Company
September 30, 2024 | Page 49

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of September 30, 2024 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the three and nine months ended September 30, 2024, we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. We will adopt ASU 2023-09 for our financial statements covering the fiscal year ending December 31, 2025.  We are currently evaluating the impact of adopting this ASU.

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued ASU No. 2023-07, requiring us to disclose significant segment expenses regularly provided to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within physical years beginning after December 15, 2024.  ASU 2023-07 allows early adoption.  We will adopt ASU 2023-07 for our financial statements covering the fiscal year ending December 31, 2024. We are currently evaluating the impact of adopting this ASU.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
September 30, 2024 | Page 50

Controls and Procedures

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation, our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remainder of Page Intentionally Left Blank

Blue Dolphin Energy Company
September 30, 2024 | Page 51

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

Resolved Matters

RLI Surety Bonds.   Blue Dolphin currently has several surety bonds through RLI as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million is collateralized in cash. In June, July, and December 2023, RLI demanded Blue Dolphin provide additional cash collateral or a letter of credit totaling approximately $1.0 million or provide bond exonerations and replacement bonds.  Although Blue Dolphin received a proposal from another surety to replace the RLI bonds at a 50% collateral requirement, management was hopeful Blue Dolphin and RLI could reach an understanding whereby the existing bonds could be maintained until BDPL completed decommissioning of the subject assets. Abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, reducing the amount of surety bonds held by RLI from $1.25 million to $0.3 million.  On February 19, 2024, RLI filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional collateral for the bonds. BDPL filed its answer to RLI's lawsuit on April 23, 2024 denying RLI's claims.  On July 22, 2024, BDPL presented a settlement proposal to RLI to resolve the matter through a series of payments collateralizing the bonds with cash. On July 26, 2024, RLI informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement on September 12, 2024.  BDPL made payments to RLI under the settlement agreement in September and October 2024 of approximately $0.3 million and $0.1 million, respectively. As of the filing date of this report, BDPL was in compliance with the settlement agreement with RLI.

Pilot Dispute Related to Terminal Services Agreement. Effective May 9, 2019, NPS and Pilot entered into a Terminal Services Agreement, pursuant to which NPS agreed to store jet fuel purchased by Pilot at the Nixon facility. On August 25, 2022, Pilot provided the 60-day notice of its intent to terminate the Terminal Services Agreement, which became effective on October 24, 2022. As of the Terminal Services Agreement termination date, approximately 185,000 barrels of Pilot’s jet fuel remained at the Nixon facility.

On October 28, 2022, Pilot commenced an action and application for a temporary restraining order (“TRO”) against NPS in Harris County District Court (the “Texas Action”). After a hearing on the application on October 28, 2022, Pilot’s application for the TRO was denied the same day.  On December 2, 2022, NPS filed its answer in the Texas Action. On December 6, 2022, NPS provided notice under Section 7.206(a) of the Texas Business and Commerce Code ("TBCC") of its intent to sell the remaining inventory of Pilot’s jet fuel at the Nixon facility by January 7, 2023. After negotiations, NPS agreed to forbear from exercising its remedies under the TBCC while the parties explored a potential dispute compromise pursuant to a Forbearance and Accommodation Agreement dated January 12, 2023, with a forbearance period terminating on February 28, 2023. As part of the forbearance and accommodation agreement, Pilot paid NPS approximately $1.5 million in January 2023.

On March 31, 2023, NPS and Pilot executed an Amendment to Forbearance and Accommodation Agreement, extending the forbearance period and all deadlines in the unresolved Texas Action to June 15, 2023.  As part of amendment, Pilot paid NPS approximately $1.1 million and $0.2 million in April and June 2023, respectively. The parties also negotiated the sale of all 185,000 barrels of stored jet fuel in April 2023. On June 16, 2023, following the expiration of the forbearance and accommodation agreement, the parties agreed to extend the deadline for responses to outstanding discovery requests in the Texas Action to August 31, 2023. On August 28, 2023, the parties filed a joint motion to stay the case in anticipation of planned mediation in December 2023 to settle all outstanding disputes.

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
September 30, 2024 | Page 52

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

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose civil penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of  September 30, 2024 and  December 31, 2023.  At both  September 30, 2024 and  December 31, 2023, BDPL maintained approximately $0.9 million in pipeline rights-of-way surety bonds issued to BOEM through RLI. However, as noted below, RLI desires to reduce its risk profile related to BDPL's bonds.  Of the pipeline rights-of-way bonds, $0.7 million was credit-backed and $0.2 million was cash-backed.

TCEQ Proposed Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in principle, TCEQ referred the matter to the State Office of Administrative Hearings. A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024.  Management participated in the hearing. The next hearing is scheduled for January 2025. At  September 30, 2024, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

BSEE Civil Penalties. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In January 2024, BSEE assessed a civil penalty of $0.2 million against BDPL for failure to complete annual platform inspections in a timely manner.  BDPL paid the civil penalty in April 2024.  In April 2024, BDPL received another civil penalty referral letter from BSEE related to INCs issued by the agency in September 2023.  Although the civil penalty referral letter noted that BSEE would provide BDPL information related to its review within 90 days from the date of its letter, as of the filing date of this report BDPL had not received any further communication related to this letter.  In August 2024, BDPL received two more civil penalty referral letters from BSEE related to INCs issued in October and November 2023. BSEE's 90-day review period related to these letters ends in late November 2024.

Default under a Secured Loan Agreement. As of the filing date of this report, we were in technical default under the NPS Term Loan Due 2031 for failure to provide standalone audited financial statements for NPS, a wholly-owned subsidiary. If the lender exercises its rights and remedies due to the default under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

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
September 30, 2024 | Page 53

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See “Part I, Item. 1. Financial Statements – Note (9)” for disclosures related to a default on a secured loan agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Blue Dolphin Energy Company
September 30, 2024 | Page 54

Exhibits

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

31.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

Blue Dolphin Energy Company
September 30, 2024 | Page 55

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 14, 2024	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer, and Secretary (Principal Executive Officer)

November 14, 2024	By:	/s/ BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Blue Dolphin Energy Company
September 30, 2024 | Page 56