Form 10-K
period 2024-12-31
BLUE DOLPHIN ENERGY CO
filed 2025-04-01
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $7,681,421 as of June 28, 2024, (the last trading day of the registrant’s most recently completed second fiscal quarter) based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on June 28, 2024.

Number of shares of common stock, par value $0.01 per share, outstanding at April 1, 2025: 14,921,968

Blue Dolphin Energy Company
December 31, 2024 | Page 2

Glossary of Terms

Throughout this Annual Report on Form 10-K, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and LEH and its affiliates (including LMT and LTRI). Together, Jonathan Carroll and LEH owned 83% of the Common Stock as of the filing date of this report.

AMT. Alternative Minimum Tax.

API Gravity. American Petroleum Institute (API) gravity; measures how heavy or light petroleum liquids are compared to water; standard used in the oil and gas industry to classify crude oil.

ARO.  Asset retirement obligations.

ASU.  Accounting Standards Update issued by FASB.

AGO.  Atmospheric gas oil (also known as atmospheric tower bottoms) is the heaviest product boiled by a crude distillation tower operating at atmospheric pressure. This fraction ordinarily sells as distillate fuel oil, either in pure form or blended with cracked stocks. Certain ethylene plants, called heavy oil crackers, can take AGO as feedstock.

bbl(s). Barrel; a unit of volume equal to 42 U.S. gallons.

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

Board. Board of Directors of Blue Dolphin.

BOEM.  Bureau of Ocean Energy Management; an agency within the U.S. Department of the Interior.

BSEE.  Bureau of Safety and Environmental Enforcement; an agency within the U.S. Department of the Interior.

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

Consolidated EBITDA.  Income (loss) before interest, taxes, and depreciation and amortization on a consolidated basis.

Cost of goods sold.  For refinery operations, calculated as crude oil, fuel use, and chemicals plus other conversion costs plus intercompany processing fees plus associated depreciation and amortization.  For tolling and terminaling, calculated as tolling and terminaling costs plus associated depreciation and amortization.

Crude distillation tower. A tall column-like vessel in which crude oil and condensate is heated and its vaporized components are distilled by means of distillation trays. This process refines crude oil and other inputs into intermediate and finished petroleum products; commonly referred to as a crude distillation unit or an atmospheric distillation unit.

Crude oil. A mixture of thousands of chemicals and compounds, primarily hydrocarbons. Crude oil quality is measured in terms of density (light to heavy) and sulfur content (sweet to sour). Light crude oil is thinner, has a high API Gravity, and requires less processing; heavy crude oil is thicker, has a low API Gravity, and requires more processing. Sweet crude contains sulfur content of less than 0.5% while sour crude contains sulfur content of greater than 0.5%. Crude oil must be broken down into its various components (distillates) by distillation before use as fuels or conversion to other products.

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

EIA.  Energy Information Administration.

EIDL.  Economic Injury Disaster Loan; an SBA program that provides economic relief to businesses within a declared disaster area.

EPA.  Environmental Protection Agency.

Eagle Ford Shale. A hydrocarbon-producing geological formation extending across South Texas from the Mexican border into East Texas; crude oil is typically characterized as light, sweet crude with a high API Gravity; particularly suitable for refining into gasoline and other light products.

Exchange Act.  Securities Exchange Act of 1934, as amended.

FASB.  Financial Accounting Standards Board.

FDIC. Federal Deposit Insurance Corporation.

Feedstocks. Crude oil and other hydrocarbons, such as condensate and intermediate products, used as basic input materials in a refining process.  Feedstocks are transformed into one or more finished products.

Finished petroleum products.  Materials or products which have received the final increments of value through processing operations, and which are being held in inventory for delivery, sale, or use.

Freeport facility.  Onshore terminal facility consisting of processing units for: (i) crude oil and natural gas separation and dehydration, (ii) natural gas processing, treating, and redelivery, and (iii) vapor recovery; also includes the onshore portion of a 20-inch, 34 mile gathering pipeline originating at an offshore anchor platform in Galveston Area Block 288, a 16-inch natural gas pipeline connecting the Freeport facility to the Dow Chemical Plant complex, and 162 acres of land; facility is currently inactive.

GNCU.  Greater Nevada Credit Union.

Greenhouse gases (GHGs).  Molecules in the Earth’s atmosphere, such as carbon dioxide, methane, and chlorofluorocarbons that warm the atmosphere because they absorb some of the thermal radiation emitted from the Earth’s surface. GHG process emissions from the petroleum refining sector include emissions from venting, flares, and fugitive leaks from equipment (e.g., valves, flanges, pumps); GHG emissions also include combustion emissions from stationary combustion units.

Gross profit (deficit).  Calculated as total revenue less total cost of goods sold; reflected as a dollar ($) amount.

HOBM.  Heavy oil-based mud blendstock; see also “distillates.”

HUBZone.  Historically Underutilized Business Zones program established by the SBA to help small businesses in both urban and rural communities.

IBLA.  Interior Board of Land Appeals; an appellate review body within the U.S. Department of the Interior.

INC.  Incident of Noncompliance issued by BOEM or BSEE.

Ingleside.  Ingleside Crude, LLC, an affiliate of Jonathan Carroll.

Intercompany processing fees . Fees associated with an intercompany tolling agreement related to naphtha volumes.

Blue Dolphin Energy Company
December 31, 2024 | Page 3

Glossary of Terms (Continued)

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

Leasehold interest. The percent interest of a lessee under an oil and gas lease.

LMT.  Lazarus Marine Terminal I, LLC, an affiliate of LEH.

LRM.  Lazarus Refining & Marketing, LLC, a wholly owned subsidiary of Blue Dolphin.

LTRI.  Lazarus Texas Refinery I, an affiliate of LEH.

Mbbls. One thousand bbls.

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

NPS.  Nixon Product Storage, LLC, a wholly owned subsidiary of Blue Dolphin.

NSR/PSD.  New Source Review/Prevention of Significant Deterioration.

OPA 90.  Oil Pollution Act of 1990.

OPEC.  Organization of Petroleum Exporting Countries.

Operating days.  Represents the number of days in a period in which the crude distillation tower operated; operating days are calculated by subtracting downtime in a period from calendar days in the same period.

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

Production. The volume processed as output from the crude distillation tower. Refinery production includes finished petroleum products, such as jet fuel, and intermediate petroleum products, such as naphtha, HOBM and AGO.

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

Refining EBITDA. Income (loss) before interest, taxes, and depreciation and amortization for our refinery operations business segment.

Refining operations EBITDA per bbl. Refining EBITDA divided by sales (Mbbls) for the reporting period.

RCRA.  Federal Resource Conservation and Recovery Act.

RFS.  First Renewable Fuels Standard.

RFS2.  Second Renewable Fuels Standard.

ROU.  Right-of-use.

SBA.  Small Business Administration.

SEC. Securities and Exchange Commission.

Securities Act.  The Securities Act of 1933, as amended.

Blue Dolphin Energy Company
December 31, 2024 | Page 4

Glossary of Terms (Continued)

Significant customer. A customer who represents more than 10% of our total revenue from operations.

Stabilizer unit. A distillation column intended to remove the lighter boiling compounds, such as butane or propane, from a product.

Sulfur. Present at various levels of concentration in many hydrocarbon deposits, such as petroleum, coal, or natural gas. Also, produced as a by-product of removing sulfur-containing contaminants from natural gas and petroleum. Some of the most commonly used hydrocarbon deposits are categorized based on their sulfur content, with lower sulfur fuels (e.g., ultra low sulfur diesel) selling at a higher, premium price and higher sulfur fuels (e.g., HOBM) selling at a lower, discounted price.

Tartan.  Tartan Oil LLC, an affiliate of Pilot.

Texas First. Texas First Rentals, LLC.

TCEQ. Texas Commission on Environmental Quality.

Throughput. The volume processed as input through the crude distillation tower.  Refinery throughput includes crude oil or condensate.

Tolling and terminaling EBITDA. Income (loss) before interest, taxes, and depreciation and amortization for our tolling and terminaling business segment.

Topping unit. A type of petroleum refinery that engages in only the first step of the refining process crude distillation. A topping unit uses atmospheric distillation to separate crude oil and condensate into constituent petroleum products. A topping unit has a refinery complexity range of 1.0 to 2.0.

Turnaround. A planned period of time when an industrial plant shuts down one or more units (and sometimes an entire facility) to perform maintenance, inspections, repairs, or upgrades.

USACOE. U.S. Army Corps of Engineers.

USDA. U.S. Department of Agriculture.

USDOI. U.S. Department of the Interior.

U.S. GAAP. Accounting principles generally accepted in the United States of America.

Veritex. Veritex Community Bank, successor in interest to Sovereign Bank by merger.

WHO.  World Health Organization.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. as published by the Wall Street Journal.  Effective December 19, 2024, the WSJ Prime rate decreased to 7.50%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
December 31, 2024 | Page 5

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

Business and Industry

● Significant debt in current liabilities, certain of which is in default.

● Inability to meet financial covenants under certain loan agreements.

● Restrictive covenants in our debt instruments that limit our ability to undertake certain types of transactions.

● Increased costs of capital or a reduction in the availability of credit.

● Affiliate Common Stock ownership and transactions that could cause conflicts of interest.

● Operational hazards inherent in transporting, processing, and storing crude oil and condensate and refined products.

● Geographical concentration of our assets and customers in West Texas.

● Competition from companies with more significant financial and other resources.

● Market changes in insurance that impact premium costs and available coverages.

● Industry technological developments that outpace our ability to keep up.

● Use of NOL carryforwards to offset future taxable income for U.S. federal income tax purposes, which is subject to limitation.

● Variable interest rates on certain of our debt.

Downstream and Midstream Operations

● Commodity price and refined product demand volatility, which can adversely affect our refining margins.

● Crude oil, other feedstocks, and refined products commodity price volatility.

● Availability and cost of crude oil and other feedstocks to operate the Nixon facility.

● Downtime at the Nixon refinery.

● Reliable supply and price of electricity to operate the Nixon facility.

● Potential impairment in the carrying value of long-lived assets, which could negatively affect our operating results.

● Adverse changes in operational cash flow and working capital, shortfalls for which Affiliates may not fund.

● Critical personnel loss, labor actions, and workplace safety issues.

● Market share loss, an unfavorable financial condition shift, or the bankruptcy or insolvency of a significant customer.

● Increases in the cost or availability of third-party vessels, pipelines, trucks, and other means of delivering and transporting our crude oil and condensate, feedstocks, and refined products.

● Sourcing of a substantial amount, if not all, of our crude oil and condensate from the Eagle Ford Shale.

● Geographical concentration of our refining operations and customers within the Eagle Ford Shale.

● Severe weather or other climate-related events that affect our facilities or those of our vendors, suppliers, or customers.

● Our ability to implement a new business strategy, such as renewable fuels, may be materially and adversely affected by many known and unknown factors.

● Our ability to effect and integrate potential acquisitions.

Legal, Government, and Regulatory

● Environmental laws and regulations that may require us to make substantial capital improvements to remain compliant or remediate current or future contamination that could lead to material liabilities.

● Strict laws and regulations regarding personnel and process safety.

● Uncertainty regarding the impact of current and future sanctions (including tariffs) imposed by governments, including the U.S., and other authorities in response to economic and geopolitical tensions.

● General economic, political, or regulatory developments, including recession, inflation, tariffs, interest rates, or changes in governmental policies relating to refined petroleum products, crude oil, or taxation.

● Assessment of penalties by regulatory agencies, such as BOEM, BSEE, OSHA and the TCEQ for violations.

● Our estimates of future AROs related to our pipeline and facilities assets, which may increase.

● Regulatory changes and other measures related to GHG emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions.

Security

● A terrorist attack or armed conflict.

● Increased activism against oil and gas companies.

● Actual or potential cybersecurity threats or loss of data privacy.

Common Stock

● Fluctuations in our stock price that may result in a substantial investment loss.

● Increasing attention to environmental, social, and governance matters.

● Declines in our stock price due to share sales.

● Dilution of the equity of current stockholders and the potential decline of our stock price due to the issuance of new Common Stock or Preferred Stock from the pool of authorized shares that we have available to issue.

● The potential sale of shares in accordance with Rule 144, which may adversely affect the market.

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

Blue Dolphin Energy Company
December 31, 2024 | Page 6

PART I

ITEM 1.         BUSINESS

The following section of this Annual Report on Form 10-K generally refers to business developments during the twelve months ended December 31, 2024. Discussion of, or references to, prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 83.7% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1A. Risk  Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Our Operations

Our assets are organized into two business segments:

●	refinery operations (also referred to herein as downstream operations), which is owned by LE; and
●	tolling and terminaling services (also referred to herein as midstream operations), which is owned by LRM and NPS

‘Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in offshore oil and gas wells), and BDSC (administrative services).  For more information related to our business segments, see “—Downstream Operations, —Midstream Operations, and — Inactive Operations” and “Part I. Item 2. Properties” in this report.

Downstream Operations. The refinery operations business segment consists of the following assets and operations:

Property	Key Products Handled	Operating Subsidiary	Location

Nixon facility ● Crude distillation tower (15,000 bpd) ● Petroleum storage tanks ● Loading and unloading facilities ● Land (56 acres)	Crude Oil Refined Products	LE	Nixon, Texas

Crude Oil and Condensate Supply. Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate.   During 2023, we operated under the Tartan Crude Supply Agreement.  Tartan also stored crude oil at the Nixon facility under a terminal services agreement.  In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  During 2023, the vast majority of our crude was sourced from Tartan under the Tartan Crude Supply Agreement.

On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and the crude supply agreement renews on a quarterly evergreen basis.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as PADD 3.  We sell our products primarily in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries, such as naphtha and HOBM to Mexico. The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO. An Affiliate, LEH, purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement; LEH then sells the jet fuel to the DLA under preferential pricing terms due to the Affiliate's HUBZone certification.  The agreement with LEH has a one-year term with automatic renewals.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

Customers. Customers for our refined products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). An Affiliate, LEH, is a significant customer.  Most of our contracts require our customers to prepay, with us selling them fixed quantities or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products.

Blue Dolphin Energy Company
December 31, 2024 | Page 7

Business (Continued)

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

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We periodically complete a planned turnaround to repair, restore, refurbish, or replace refinery equipment. The timing of planned turnarounds is adjusted to capitalize on favorable market conditions. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons.  Common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, extreme temperatures (high or low), and power outages.

We are particularly vulnerable to operational disruptions because all our refining operations occur at a single facility. Shutdowns for maintenance may result in lost margin opportunity, potential increased maintenance expense, and reduced refined products inventory, which could adversely impact our ability to meet our payment obligations.

Midstream Operations. Our tolling and terminaling segment consists of the following assets and operations:

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

Inactive Operations. We own pipeline and facilities assets and have leasehold interests in offshore oil and gas properties.  These assets are inactive.  Our pipeline assets were fully impaired in 2016 and our leasehold interests in offshore oil and gas wells were fully impaired in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the years ended December 31, 2024 and 2023.

Property	Operating Subsidiary	Location

Freeport facility

●     Crude oil and natural gas separation and dehydration

●     Natural gas processing, treating, and redelivery

●     Vapor recovery unit

●     Two onshore pipelines (the onshore portion of the 20-inch offshore pipeline and a 16-inch natural gas pipeline connecting the Freeport facility to the Dow Chemical Plant complex)

●     Land (162 acres)

	BDPL	Freeport, Texas

Offshore Pipelines

●     20-inch, 34 mile gathering pipeline with lateral lines originating at an offshore anchor platform in Galveston Area Block 288

●     8-inch, 13-mile offshore pipeline extending from Galveston Area Block 350 to an interconnect at a transmission pipeline in Galveston Area Block 391

	BDPL	U.S. Gulf of America
Leasehold Interests in Offshore Oil and Gas Wells	BDPC	U.S. Gulf of America

Pipeline and Facilities Safety. Although our pipeline and facility assets are inactive, they require upkeep and maintenance and are subject to safety regulations under OSHA, PHMSA, BOEM, BSEE, and comparable state and local regulators. We have response and control plans, spill prevention and other programs to respond to emergencies related to these assets.

Blue Dolphin Energy Company
December 31, 2024 | Page 8

Business (Continued)

Operating Risks

Successful execution of our business strategy depends on several critical factors, including having adequate working capital, favorable refining margins, and maintaining operation of the Nixon refinery.

Working Capital. We have historically had working capital deficits primarily due to having significant debt in current liabilities, certain of which was in default. Having sufficient working capital is necessary to meet contractual, operational, regulatory, and safety needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Third Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements. Our long-term working capital needs are primarily related to repayment of long-term debt obligations. To avoid business disruptions and manage cash flow, we optimize receivables and payables by prioritizing payments, optimize inventory levels based on demand, monitor discretionary spending, and carefully managing capital expenditures.

As of December 31, 2024 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical working capital deficits and significant debt in current liabilities, certain of which was in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

We had a working capital deficit of $19.1 million at December 31, 2024 compared to a working capital deficit of $6.1 million at December 31, 2023, representing a $13.0 million decrease. Our significant debt in current liabilities at December 31, 2024 consisted of bank debt to Veritex and GNCU and related-party debt. Excluding accrued interest, we had current related-party and third-party debt of $40.6 million and $39.4 million as of December 31, 2024 and 2023, respectively.  The $1.2 million increase in current debt between the periods primarily related to a $3.3 million draw under the Affiliate Revolving Credit Agreement offset by loan payments. We continue to engage with potential lenders to obtain additional funding to refinance and restructure debt and further improve working capital.

Refining Margins. Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. Therefore, the effect of crude oil commodity price changes on our finished petroleum product commodity prices depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity. To remain competitive in a volatile commodity price environment, we adjust throughput and production and our product slate based on market conditions, including commodity price and refined product demand.

Nixon Refinery Operations. We maintain relationships with suppliers that source and repair key components of the Nixon refinery. We expect our suppliers to maintain an adequate supply of component products and, when components are sent out for repair, to timely deliver components. However, in some cases, increases in demand or supply chain disruptions have led to part and component constraints. We use several suppliers and monitor supplier financial viability to mitigate supply-based risks that could cause a business disruption.

Uncertainties remain surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East), and the extent to which these factors may impact working capital, commodity prices, refined product demand, our supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if third parties exercise their rights and remedies under secured loan agreements that are in default, our business, financial condition, and results of operations will be materially adversely affected.

Insurance and Risk Management

Our operations are subject to significant hazards and risks inherent in crude oil and condensate refining operations, as well as the transportation and storage of crude oil and condensate and refined products. We have property damage, business interruption, and pollution liability coverages at the Nixon facility and Freeport facility. Business interruption coverage is for 24 months from the date of the loss, subject to a deductible with a 45-day waiting period. Pollution liability provides coverage due to named perils for claims involving pollutants where the discharge is sudden, accidental, and first commences at a specific day and time during the policy period. The pollution policy is subject to a retention and deductible and contains discovery requirements, reporting requirements, exclusions, definitions, conditions, and limitations that could apply to a particular pollution claim. As a result, there can be no assurance that any claim will be adequately insured for all potential damages.

Additional coverage includes umbrella, excess liability, workers’ compensation, directors’ and officers’ liability, environmental liability, and other business risks. These coverages are supported by safety and other risk management programs. Our insurance program may not cover all operational risks and costs and may not provide sufficient coverage in the event of a claim. We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or for losses in excess of existing insurance coverage. Losses in excess of our insurance coverage or cancellation of policies could have a material adverse effect on our business, financial condition, and results of operations.

Intellectual Property

We rely on intellectual property laws to protect our brand, as well as those of our subsidiaries. “Blue Dolphin Energy Company” is a registered trademark in the U.S. in name and logo form. “Petroport, Inc.,” an inactive wholly owned subsidiary, is a registered trademark in the U.S. in name form. In addition, “www.blue-dolphin-energy.com” is a registered domain name.

Human Capital Management

General. Our operations and activities are managed by an Affiliate, LEH, under the Third Amended and Restated Operating Agreement. Blue Dolphin and its subsidiaries do not have any employees.  As of December 31, 2024,112 employees of the Affiliate provided support for our operations. None of these employees were covered by collective bargaining agreements. We believe that our personnel provide a competitive advantage for our success.  We strive to attract and retain highly qualified and motivated individuals, foster a culture that supports diversity and inclusion, and provide a safe, healthy, and rewarding work environment for our personnel.

Safety, Health, and Wellness. We must comply with a number of federal and state laws and regulations related to safety that protect the health and safety of our workforce. We operate a safety and health program with participation by personnel at all levels of the organization. We use eCompliance, a mobile software solution that increases frontline adoption of health and safety policies and reduces on-site risks. Although we strive to achieve excellence in our safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities.

Government Regulations

General. Our operations are subject to extensive and frequently changing federal, state, and local laws, regulations, permits, and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern obtaining and maintaining construction and operating permits, the emission and discharge of pollutants into or onto the land, air, and water, the handling and disposal of solid, liquid, and hazardous wastes and the remediation of contamination. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate, and upgrade equipment and facilities. Failing to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons, or wastes have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. These requirements may also significantly affect our customers’ operations and may have an indirect effect on our business, financial condition, and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations, or liquidity.

Blue Dolphin Energy Company
December 31, 2024 | Page 9

Business (Continued)

Air Emissions and Climate Change Regulations. Our operations are subject to the CAA and comparable state and local statutes. Under these laws, we are required to obtain permits, as well as test, monitor, report, and implement control requirements. If regulations become more stringent, additional emission control technologies may be required to be installed at the Nixon facility, Freeport facility, and certain emission sources located offshore, and our ability to secure future permits may become less certain. Any such future obligations could require us to incur significant additional capital or operating costs.

The EPA has undertaken significant regulatory initiatives, including the Petroleum Refinery National Initiative, under authority of the CAA’s NSR/PSD program to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have targeted industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations, which result in emission increases above threshold limits. As part of these regulatory initiatives, the EPA obtained consent decrees with several refiners that require refiners to make significant capital expenditures to install emissions control equipment at selected facilities. We are not under a consent decree, and as a small refiner, we do not expect any additional requirements under the Petroleum Refinery National Initiative to have a material impact on our financial position, results of operations, or liquidity.

In February 2024, the EPA released a final rule to lower the annual health-based NAAQS for fine particulate matter to 9 micrograms per cubic liter from the current level of 12 micrograms per cubic liter. To implement the revised fine particulate matter NAAQS, all states were to review their existing air quality management infrastructure State Implementation Plan for fine particulate matter and ensure it is appropriate and adequate. Where areas remain in non-attainment or come into non-attainment as a result of the revised NAAQS, additional planning and emissions control obligations may be required. The ongoing and potential future requirements imposed by states to meet the fine particulate matter NAAQS could have direct impacts on terminaling facilities through additional requirements and increased permitting costs and could have indirect impacts through changing or decreasing fuel demand.

Pursuant to the Energy Policy Act of 2005 and Energy Independence and Security Act of 2007, the EPA promulgated RFS and RFS2, respectively, which requires obligated parties, defined by the EPA as refiners or importers of transportation fuels, to either blend “renewable fuels,” such as ethanol and biofuels, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers, in lieu of blending. The EPA granted the Nixon refinery a small refinery exemption from RFS2 requirements for 2013 and 2014. In 2014, the Nixon refinery began producing HOBM, a non-transportation lubricant blend product.  As a result of our 2014 product slate change, our refined products no longer fall under RFS or RFS2 requirements.

Currently, multiple legislative and regulatory measures to address GHG emissions are in various phases of discussion or implementation. These include actions to develop national, state, or regional programs, each of which would require reductions in our GHG emissions or those of our customers. In 2015, the EPA amended the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program, to include among other things, a new Onshore Petroleum and Natural Gas Gathering and Boosting segment that encompasses GHG emissions from equipment and sources within the petroleum and natural gas gathering boosting systems. In 2016, the EPA promulgated regulations regarding performance standards for methane emissions from new and modified oil and gas production and natural gas processing and transmission facilities, and in September 2018, proposed targeted improvements to these standards to streamline implementation of the rules. In August 2022, Congress passed and President Biden signed into law the Inflation Reduction Act of 2022, which included nearly $370 billion in climate-related provisions that provide funding, programs, and incentives to accelerate the U.S.'s transition to a clean energy economy. The Inflation Reduction Act of 2022 also imposes a tax, or "methane fee," on energy producers that exceed a certain level of methane emissions.  On January 26, 2024, the EPA published a proposed rule to implement the methane fee. These and other legislative regulatory measures will impose additional burdens on our business and those of our customers, and the impact of future GHG regulations on our operations and financial condition is unknown.  In January 2025, President Trump signed an executive order directing the U.S. to withdraw from the Paris Agreement, and it is expected that President Trump and the Republican-led Congress will diverge from the previous administration’s positions and GHG commitments. However, future emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the U.S. could be brought by future administrations or, in the absence of federal action, states may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions.

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

Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices. We currently own properties where crude oil, refined petroleum hydrocarbons, and fuel additives were handled for many years by previous owners. At some sites, hydrocarbons or other waste may have been disposed of or released on or under the properties owned by us or on or under other locations where these wastes have been taken for disposal. Although prior owners and operators may have used operating and waste disposal practices that were standard in the industry at the time, these properties and wastes disposed thereon are now subject to CERCLA, RCRA, and analogous state laws. Under current laws, we could be required to remove or remediate previously disposed or released wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including impacted groundwater), or to perform remedial operations to prevent future contamination to the extent we are not indemnified for such matters.

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

Blue Dolphin Energy Company
December 31, 2024 | Page 10

Business (Continued)

Water Pollution Regulations. Our operations can result in the discharge of pollutants, including chemical components of crude oil and refined products, into federal and state waters. The CWA prohibits the discharge of pollutants into U.S. waters except as authorized by the terms of a permit issued by the EPA or a state agency with delegated authority. The transportation and storage of crude oil and refined products over and adjacent to water involves risks and subjects us to the provisions of the CWA, OPA 90, and related state requirements.  Uncertainty has persisted in the federal government's applicable jurisdictional reach under the CWA, and in particular what constitutes a regulated "water of the U.S." ("WOTUS").  The EPA and the USACOE under the Obama, first Trump, and Biden Administrations have pursued multiple rulemakings in an attempt to determine the scope of such reach.  Most recently, in response to the U.S. Supreme Court's May 2023 ruling in Sackett v. EPA ("Sackett"), the EPA and the USACOE issued a final WOTUS rule that became effective September 8, 2023. In accordance with the U.S. Supreme Court's directive in Sackett, the final rule significantly narrowed the jurisdictional reach of the CWA, but the U.S. Supreme Court's decision also left unaddressed a number of questions and interpretational uncertainties. Multiple lawsuits challenging the final WOTUS rule remain ongoing, and implementation of the rule is enjoined in about half the states and for certain parties.  Continued challenges over the jurisdictional reach of the CWA could result in permitting delays and uncertainty as to compliance requirements.

Spill prevention, control, and countermeasure requirements mandate the use of structures, such as berms and other secondary containment, to prevent hydrocarbons or other pollutants from reaching a jurisdictional body of water in the event of a spill or leak. These requirements prevent pollutant releases and minimize potential impacts should a release occur. We have federally certified oil spill response organizations available to respond to an oil spill and, in the case of our offshore pipelines, we maintain the required statutory coverage of financial responsibility at $35.0 million. In the event of an oil spill into navigable waters, we could be subject to strict, joint, and potentially unlimited liability for removal costs and other consequences.

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

The EPA established an Action Plan for PFAS in 2021. In furtherance of this plan, the EPA proposed national drinking water standards for six (6) PFAS' in March 2023. The EPA requested public comment on the proposed regulation, and the public comment period ended in May 2023.  In April 2024, the EPA announced the final PFAS National Primary Drinking Water Regulation for six (6) PFAS in public water systems.  A number of states have also issued their own drinking water, surface water, and groundwater limits for various PFAS. We cannot currently predict the impact of PFAS-related regulations will have on our compliance or remediation costs.

Offshore Decommissioning Requirement.  In April 2023, BSEE updated its guidance and regulations on decommissioning that mandates lessees and rights-of-way holders to permanently abandon and remove platform and other structures within one year of expiration of a lease or right-of-way grant or when no longer useful for operations.  To cover various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator's financial ability to carry out present and future work obligations to determine whether the operator must provide additional security beyond minimum bonding requirements.  Such obligations include the cost of plugging and abandoning wells and decommissioning and removing platforms and pipelines at the end of production or service activities.  Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.  In June 2023, BOEM issued a proposed rule that would significantly strengthen the financial assurance and bonding requirements for the offshore oil and gas industry.  In April 2024, the U.S. Department of the Interior announced BOEM's final rule titled, "Risk Management and Financial Assurance for OCS Lease and Grant Obligations." BOEM's final rule became effective in June 2024. However, pursuant to an order issued in early 2025 by the Secretary of the U.S. Department of the Interior implementing Trump Administration Executive Order 14154 “Unleashing American Energy,” BOEM’s final rule is to be suspended, revised, or rescinded.

We are required by BOEM to: (i) maintain acceptable financial assurance (pipeline bonds) for the decommissioning of our assets offshore in federal waters and (ii) decommission these assets following expiration of a lease or right-of-way or after a certain period of inactivity. respectively. At both December 31, 2024 and 2023, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to the BOEM through RLI Corp. BDPL maintained $3.0 million and $4.5 million in AROs related to decommissioning its pipeline and facilities assets at December 31, 2024 and 2023, respectively. See “Part I, Item 1A. Risk Factors—Legal, Government, and Regulatory (Section C)" and "Part II, Item 8. Financial Statements and Supplementary Data—Notes (15) and (16)" for additional disclosures related to decommissioning obligations for our pipelines and facilities assets and related risks.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we do not currently consider to present significant risks to our operations.

A.	Risks Related to Our Business and Industry

A1.	Our significant debt in current liabilities, certain of which is in default, could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

Excluding accrued interest, we had current related-party and third-party debt of $40.6 million and $39.4 million as of December 31, 2024 and 2023, respectively. Our significant debt in current liabilities, certain of which was in default at December 31, 2024, consisted of bank debt to Veritex and GNCU and related-party debt.  We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at December 31, 2024 and 2023 due to being in default.

Blue Dolphin Energy Company
December 31, 2024 | Page 11

Risk Factors (Continued)

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

A2.	Our continued inability to meet covenants under certain of our secured loan agreements could adversely impact our ability to obtain new debt, refinance, or restructure existing debt.

As described elsewhere in this report, certain of our secured loan agreements with third parties require us to meet financial covenants.  Financial covenants applicable to our secured loan agreements with Veritex and GNCU require us to maintain covenants related to debt to tangible net worth, current assets to current liabilities, debt service coverage, and current ratio.  At December 31, 2024 and through the filing date of this report, NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031. LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively. Defaults may permit lenders to declare amounts owed under the related loan agreement immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) NPS, LE, or LRM will be able to refinance or restructure the debt, or (iii) the lender will provide a future forbearance or default waiver. Any exercise by the lender of their rights and remedies under the secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Our ability to meet financial and non-financial covenants depends on numerous factors, including sustained positive operating margins and adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt. Our ability to generate sustained positive margins depends on, among other things, business conditions and the general condition of the financial markets. Uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East) may adversely impact our working capital, commodity prices, refined product demand, and our supply chain, which would impact our ability to successfully generate sufficient cash from operations to repay our outstanding debt or otherwise restructure or refinance the debt. We could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We can provide no assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that it now faces could intensify. If new debt or other liabilities are added to LE, LRM, or NPS’ current debt levels, their inability to meet financial and non-financial covenants could intensify.

A3.

Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations, and our ability to service our indebtedness.

Various covenants in our debt instruments restrict our financial flexibility in a number of ways. Our current indebtedness subjects us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require us to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, failing to comply with the provisions of our existing debt could result in a further event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control, including pandemics, volatility in commodity prices, and extreme weather resulting from climate change may affect our ability to comply with our covenants. If we are unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full. In addition, loans provided or guaranteed by the U.S. government subject us to additional restrictions on our operations, including limitations on personnel headcount and compensation reductions and other cost reduction activities that could adversely affect us.

Blue Dolphin Energy Company
December 31, 2024 | Page 12

Risk Factors (Continued)

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

A5.

Affiliates hold a significant ownership interest in us and exert considerable influence over us, and their interests may conflict with the interests of our other stockholders; and affiliate transactions may cause conflicts of interest that may adversely affect us.

We have an indirect controlling stockholder. As a related party of an Affiliate, Jonathan Carroll indirectly owned 83.7% of the voting power of our Common Stock as of the filing date of this report, and by virtue of such stock ownership, Mr. Carroll can control or exert substantial influence over us, including:

●	Election and appointment of directors.
●	Business strategy and policies.
●	Mergers and other business combinations.
●	Acquisition or disposition of assets.
●	Future issuances of Common Stock or other securities.
●	Incurrence of debt or obtaining other sources of financing.

The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding Common Stock, which may adversely affect the market price of our Common Stock.

Affiliate interest may not always be consistent with our interests or with the interests of our other stockholders. Affiliates may also pursue acquisitions or business opportunities in industries in which we compete, and there is no requirement that any additional business opportunities be presented to us. We also have and may in the future enter transactions to purchase goods or services from and sell products to Affiliates. To the extent that conflicts of interest may arise between us and Affiliates, those conflicts may be resolved in a manner adverse to us or its other stockholders.

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

A6.	The dangers inherent in oil and gas operations could expose us to potentially significant losses, costs, or liabilities, and reduce our liquidity.

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

Offshore operations are also subject to a variety of operating risks peculiar to the marine environment. Although our pipeline assets and leasehold interests in offshore oil and gas wells are inactive, natural disasters and other events, such as hurricanes, can result in blowouts, cratering, explosions, and loss of well control. These hazards can cause injury to persons, loss of life, and damage to property or the environment.

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

A7.	The geographic concentration of our assets creates a significant exposure to the risks of the regional economy and other regional adverse conditions.

Our primary operating assets are in Nixon, Texas in the Eagle Ford Shale, and we market our refined products in a single, relatively limited geographic area. In addition, we have facilities and related onshore pipeline assets in Freeport, Texas, and offshore pipelines and oil and gas properties in the U.S. Gulf of America. As a result, our operations are more susceptible to regional economic conditions than our more geographically diversified competitors. Any changes in market conditions, unforeseen circumstances, or other events affecting the area in which our assets are located could have a material adverse effect on our business, financial condition, and results of operations. These factors include, among other things, changes in the economy, weather, demographics, and population.

A8.	Competition from companies having greater financial and other resources could materially and adversely affect our business and results of operations.

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
December 31, 2024 | Page 13

Risk Factors (Continued)

A9.

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

A10.	Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

Under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years).

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

At December 31, 2024, management determined that realization of the deferred tax assets from NOLs is more likely than not based on positive evidence that was evaluated, including recent earnings history and expectations for future taxable income. Based on management’s evaluation, we recorded no valuation allowances against our deferred tax assets as of December 31, 2024.

A11.	We may not be able to keep pace with technological developments in our industry.

The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using innovative technologies. As others use or develop innovative technologies, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement those innovative technologies at substantial costs. We may not be able to respond to these competitive pressures or implement recent technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be materially and adversely affected.

A12.	Our variable rate indebtedness under certain of our secured loan agreements subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under certain of our secured loan agreements with third parties are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of  December 31, 2024, approximately $29.8 million of our debt was variable rate debt. Our anticipated annual interest expense on $29.8 million of variable rate debt at the current rate of 10.25% would be $3.1 million.

B.	Downstream and Midstream Operations

B1.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital.

Our financial results are affected by the relationship, or margin, between our refined product prices and the price for crude oil, which can vary based on global, regional, and local market conditions. Historically, refining margins have been volatile, and we believe they will continue to be volatile in the future. Our cost to acquire feedstocks and the price at which we can ultimately sell products depend upon several factors beyond our control, including regional and global supplies of and demand for feedstocks (such as crude oil), liquid transportation fuels, and other products. These in turn depend on, among other things, the availability and quantity of feedstocks and liquid transportation fuels imported into the U.S., the production levels of suppliers, levels of product inventories, productivity and growth (or the lack thereof) of the U.S. and global economies, the U.S. government’s relationships with foreign governments, political affairs, the extent of government regulation, including tariffs, and the events described in many of the other risk factors below. The ability of the members of the OPEC to agree on and to maintain crude oil price and production controls has also had, and is likely to continue to have, a significant impact on the market prices of crude oil and certain of our products.

Blue Dolphin Energy Company
December 31, 2024 | Page 14

Risk Factors (Continued)

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on refining margins are uncertain. We do not produce crude oil, and we must purchase nearly all of the feedstock we process. Price level changes during the period between purchasing crude oil and selling the resulting refined products has had, and could continue to have, a significant effect on our financial results. A decline in market prices for our refined products and crude oil has had, and could again have, a negative impact to the carrying value of our inventories. Factors outside of our control, such as economic uncertainty, inflation (and the potential for increased prices to create demand destruction), tariffs, persistently high interest rates, public health crises, and political unrest or hostilities, have affected, and could continue to affect, economic activity and growth levels of the U.S. and other countries. A decrease in the demand for and consumption of our products due to lower economic activity and growth levels has caused, and could again cause, declines in our revenues and refining margins and could negatively impact our growth prospects and capital allocation decisions.

B2.	The volatility of commodity prices for crude oil, other feedstocks, and refined products may have a material adverse effect on our earnings, cash flows, and liquidity.

Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. For example, if the price per barrel of crude oil decreases, the price of jet fuel per barrel will also generally decreases, as jet fuel is a refined product derived from crude oil.  Therefore, the effect of crude oil commodity price changes on our finished petroleum product commodity prices depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

The markets and commodity prices for crude oil and condensate and our finished products have historically been volatile, are likely to continue to be volatile, and depend on factors beyond our control. These factors include:

●	The level of domestic and offshore production.
●	The availability of crude oil and U.S. and global demand for this commodity.
●	A general downturn in economic conditions.
●

The impact of weather, including abnormally mild or extreme winter or summer weather that causes lower or higher energy usage for heating or cooling purposes, respectively, or extreme weather that may disrupt our operations or related upstream or downstream operations.

●	Actions taken by foreign oil and gas producing and importing nations, including the ability or willingness of OPEC and OPEC+ to set and maintain pricing and production levels for oil.
●	The availability of local, intrastate, and interstate transportation systems.
●	U.S. and global economic conditions, including inflationary pressures, tariffs, further increases in interest rates, and a general economic slowdown or recession.
●	Geopolitical tensions, including conflicts and war (such as the ongoing military conflicts in Ukraine and Israel and escalations in the Middle East).
●	The availability and marketing of competitive fuels.
●	The extent of governmental regulation and taxation.

B3.	Our ability to acquire sufficient levels of crude oil on favorable terms impacts our ability to operate the Nixon refinery.

Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate on favorable terms. During 2023, we operated under the Tartan Crude Supply Agreement. Related to the Tartan Crude Supply Agreement, Tartan stored crude oil at the Nixon facility under a terminal services agreement. In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  Under the volume-based Tartan Crude Supply Agreement, Tartan was to deliver 24.8 million net bbls of crude oil. For the twelve months ended December 31, 2023, volume delivered under the Tartan Crude Supply Agreement, as a percentage of the total net bbls of crude oil deliverable, was 71.0%. During the twelve months ended December 31, 2023, substantially all our crude was sourced from Tartan.

On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and the crude supply agreement renews on a quarterly evergreen basis.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Given the large dollar amount required to make crude oil purchases, liquidity constraints could cause us to delay purchases of crude oil or otherwise acquire less than the desired amounts. This, in turn, could cause us to operate the Nixon facility at a lower rate on a bpd basis to meet customer demand. During the twelve-month periods ended December 31, 2024 and 2023, the refinery experienced no days of downtime due to lack of crude associated with cash constraints. Failing to operate the Nixon facility at the desired run rate, or at all, could adversely affect our profitability and cash flows.

B4.	Downtime at the Nixon refinery could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The Nixon refinery periodically undergoes planned shutdowns to repair, restore, refurbish, or replace refinery equipment. Occasionally, unplanned temporary shutdowns occur. Unplanned downtime can occur for a variety of reasons; however, common reasons for unplanned downtime include repair/replacement of disabled equipment, crude deficiencies associated with cash constraints, extreme temperatures, weather, and power outages. We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Blue Dolphin Energy Company
December 31, 2024 | Page 15

Risk Factors (Continued)

B5.	Our operations depend on the reliable supply of electricity, which exposes us to various risks.

Our operations depend on the reliable supply of electricity. We consume significant amounts of electricity to operate the Nixon facility, and electricity price has a measurable effect on the total cost of our operations. Additionally, the availability and cost of electricity has been, and could continue to be, affected by numerous events, such as government regulations, weather (e.g., hurricanes and periods of considerable heat or cold, such as Winter Storm Uri in 2021), logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation (particularly from wind and solar), hostilities, sanctions, human error, and supply and demand imbalances for electricity. For example, the real-time market structure of the primary grid provider in Texas exposes the Nixon facility and our other locations in Texas to “scarcity pricing” during periods of supply and demand imbalance. As electrification continues to grow, or if there are increased restrictions or costs imposed on the ability of utilities or power suppliers to utilize certain energy sources (such as through restrictions on fossil fuel or nuclear-generated electricity or environmental, social, and governance pressure not to use such sources of electricity generation), there will likely be increased strains on and risks to the integrity, reliability, and resilience of electrical grids, and increased volatility and tightness in electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our electricity supply and may cause sporadic outages that disrupt our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence, computer processing, cryptocurrency mining, and cloud storage, and the data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which would exacerbate the foregoing challenges. Additionally, increased government regulations and public opposition to pipeline construction and electricity generation and transmission projects have resulted in, and could continue to result in, the underinvestment in, or unavailability of, the infrastructure and logistics assets needed to obtain natural gas feedstocks and electricity in a reliable and cost-efficient manner. Increases in prices for electricity, or disruptions to our supply thereof, have in the past, and could again, materially and adversely affect our business, financial condition, results of operations, and liquidity.

B6.	Potential impairment in the carrying value of long-lived assets could negatively affect our operating results.

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

B7.

We may have capital needs for which internally generated cash flows and external financing are inadequate. Affiliates may, but are not required to, fund our working capital requirements in such instances.

We have historically relied on Affiliates for funding when revenue from operations and availability under bank facilities were insufficient to meet our liquidity and working capital needs. During such times, Affiliate borrowings are reflected in our consolidated balance sheets in accounts payable, related party, or long-term debt, related party. Accounts payable, related party totaled approximately $0.0 million and $0.9 million at December 31, 2024 and 2023, respectively.  Accounts payable, related party at December 31, 2023 reflected tank rental fees owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement plus amounts owed to LTRI for previously purchased refinery equipment. No amounts for either period related to Affiliate borrowings for working capital.

If we are unable to generate sufficient cash flows from operations, obtain additional external financing, or secure sufficient liquidity from Affiliates, we may not be able to meet our short- and long-term working capital needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Third Amended and Restated Operating Agreement, (iii) servicing debt, (iv) meeting regulatory compliance mandates, and (v) maintaining the Nixon facility through capital expenditures. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.  There can be no assurance that Affiliates will continue to fund our working capital requirements. If we are unable to generate sufficient working capital or raise additional capital on acceptable terms, or at all, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

Blue Dolphin Energy Company
December 31, 2024 | Page 16

Risk Factors (Continued)

B8.

Our business may suffer if any of the executive officers or other key personnel discontinue employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain productivity.

Our future success depends on the services of the executive officers and other key personnel and on our continuing ability to recruit, train and retain highly qualified personnel in all areas of our operations. In particular, Jonathan Carroll currently serves as our principal executive officer; Bryce Klug currently serves as our principal financial and accounting officer; and William Christopher McDougall currently serves as our Corporate Development Officer.  We are highly dependent on their continued services to execute our business plan and strategy. Furthermore, our operations require skilled and experienced personnel with proficiency in multiple tasks. Competition for skilled personnel with industry-specific experience is intense, and the loss of these executives or personnel could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business could be materially adversely affected.

B9.

Loss of business from, or the bankruptcy or insolvency of, one or more of our significant customers, one of which is an Affiliate, could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows.

Most of our contracts require our customers to prepay and for us to sell to our customers fixed quantities or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative commodity prices on future sales of our refined products.

Our customers have a variety of suppliers to choose from. As a result, they can make substantial demands on us, including demands for more favorable product pricing or contractual terms. Our ability to maintain strong relationships with our principal customers is essential to our future performance. Our operating results could be harmed if we lose a key customer, a key customer reduces their order quantity, or a key customer requires us to reduce our commodity prices.  We may further be harmed if a key customer is acquired by a competitor or suffers financial hardship. Additionally, our profitability could be adversely affected if there is consolidation among our customer base and our customers command increased leverage in negotiating commodity prices and other terms of sale. We could decide not to sell our refined products to a certain customer if, because of increased leverage, the customer pressures us to reduce our pricing such that our gross profits are diminished, which could result in a decrease in our revenue. Consolidation may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors, and cancellations of orders, each of which could harm our operating results. Loss of business from, or the bankruptcy or insolvency of, one or more of our major customers could similarly affect our financial condition, results of operations, liquidity, and cash flows.

B10.

We are dependent on third parties for the transportation of crude oil and condensate into and refined products out of our Nixon facility. If these third parties become unavailable to us, our ability to process crude oil and condensate and sell refined products to wholesale markets could be materially and adversely affected.

We rely on trucks for the receipt of crude oil and condensate into and the sale of refined products out of our Nixon facility. Since we do not own or operate any of these trucks, their continuing operation is not within our control. If any of the third-party trucking companies that we use, or the trucking industry in general, become unavailable to transport crude oil, condensate, or our refined products or experience interruptions in transportation because of acts of God, accidents, government regulation, terrorism or other events, our revenue and net income would be materially and adversely affected.

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
December 31, 2024 | Page 17

Risk Factors (Continued)

B13.

Severe weather or other events affecting our facilities, or those of our vendors, suppliers, or customers could have a material adverse effect on our liquidity, business, financial condition, and results of operations.

Our operations are subject to all the risks and operational hazards inherent in receiving, handling, storing, and transferring crude oil and petroleum products.  These risks include damages to facilities, related equipment and surrounding properties caused by severe weather (such as extreme cold or hot temperatures, hurricanes, floods, and other natural disasters) or other events (such as equipment malfunctions, mechanical or structural failures, explosions, fires, spills, or acts of terrorism) and can occur at our facilities or at third-party facilities on which our operations are dependent. Severe weather or other events could cause severe damage or destruction to our assets or the temporary or permanent shut-down of our operations. If we are unable to operate, our liquidity, business, financial condition, and results of operations could be materially affected.

B14.	Our renewable energy strategy may not materialize or underperform expectations.

Our business strategy to leverage existing infrastructure and capitalize on green energy growth depends on our ability to find commercial partners and government loans as vehicles to enter the renewable energy space. The plans are subject to business, economic and competitive uncertainties, many of which are beyond our control. Additionally, we may be forced to develop or implement recent technologies at substantial costs to achieve our strategy. While the Biden Administration advanced significant climate-related initiatives, including incentives to promote renewable energy, recent changes under the Trump Administration following the 2024 U.S. presidential election have begun to, and may further shift, regulatory priorities away from renewable energy. Through executive orders and regulatory rollbacks, certain Biden-era initiatives have been curtailed or reevaluated and incentives to increase fossil fuel production have been promoted, creating a more uncertain regulatory landscape which may materially impact our plans to capture renewable energy opportunities. Throughout 2024, management had meaningful discussions with potential commercial partners. However, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

C.	Legal, Government, and Regulatory

C1.

Environmental laws and regulations could require us to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.

Our operations are subject to a variety of federal, state, and local environmental laws and regulations relating to the protection of the environment and natural resources, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal, and remediation of solid and hazardous wastes. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations, or facility shutdowns. These and further actions could restrict or limit operations as currently conducted at the Nixon Facility.  In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations, or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. Expenditures or costs for environmental compliance could have a material adverse effect on our results of operations, financial condition, and profitability.

The Nixon facility operates under several federal and state permits, licenses, and approvals with terms and conditions that contain a substantial number of prescriptive limits and performance standards. These permits, licenses, approvals, limits, and standards require a significant amount of monitoring, record keeping and reporting to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties, and injunctive relief. Additionally, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses, and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities, and accordingly our financial performance.

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

C3.

The impact of current and future sanctions (including tariffs) imposed by governments, including the U.S., and other authorities in response to economic and geopolitical tensions, may impact our business, financial condition, and results of operations.

In February 2025, the Trump Administration imposed tariffs on imports to the U.S. from Canada, China, and Mexico as part of an emergency response to deemed national threats. While the Trump Administration initially negotiated a temporary stay in implementation of the tariffs against Canada and Mexico, the tariffs went into effect in March 2025.  In response to U.S. tariffs, Canada, China, and Mexico each imposed retaliatory tariffs on certain U.S. goods.  While we obtain our crude oil and condensate from the Eagle Ford Shale (domestically sourced crude), U.S. refiners that have historically sourced heavy crude oil from Canada and Mexico are identifying lighter, domestic crude oil to use as an alternative in their refining processes. The shift in demand for U.S.-sourced crude oil could adversely impact the cost and supply of crude oil and condensate that we acquire from the Eagle Ford Shale, as well as the price for our refined products, which may lower our refining margins and could have a material adverse effect on our financial results and financial condition.

Blue Dolphin Energy Company
December 31, 2024 | Page 18

Risk Factors (Continued)

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

C4.

General U.S. economic, political, or regulatory developments, including those related to recession, inflation, tariffs, interest rates, or governmental policies relating to refined petroleum products, crude oil, or taxation could adversely affect our business, operating results, and financial condition.

U.S. economic slowdowns may have serious negative consequences for our business and operating results because our performance is subject to domestic economic conditions and their impact on levels of consumer spending (e.g., consumer airline travel relating to jet fuel). Some of the factors affecting consumer spending include unemployment rates, consumer debt levels, recession, inflation rates, the impact of tariffs on goods and services, net worth reductions based on declines in equity markets and residential real estate values, interest rates for mortgages and other loans, taxation, energy prices, consumer confidence, and other macroeconomic factors. Political instability and health crises, among many other factors, can also impact the global economy and decrease worldwide demand for oil and refined products. During periods of economic weakness or uncertainty, current or potential customers may travel less, reduce, or defer purchases, go out of business, or have insufficient funds to buy or pay for our products and services. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

BOEM Supplemental Pipeline Bonds. To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The Solicitor’s office signaled that BDPL’s adherence to decommissioning its offshore pipelines and platform would likely help in future discussions with BOEM related to the INCs. Fulfilling abandonment obligations related to the subject assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2024 and 2023.  At both December 31, 2024 and 2023, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to the BOEM through RLI Corp.

RLI Corp. Surety Bonds. Blue Dolphin currently has several surety bonds through RLI Corp. as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million was collateralized in cash. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional cash collateral for the bonds. BDPL filed its answer to RLI Corp.'s lawsuit in April 2024 denying RLI Corp.'s claims, and in July 2024 BDPL presented a settlement proposal to RLI Corp. to resolve the matter through a series of payments collateralizing the bonds with cash. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September to December 2024, BDPL made payments to RLI Corp. under the settlement agreement totaling $0.6 million. As of the filing date of this report, BDPL was in compliance with the settlement agreement with RLI Corp. Once complete, abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, which would reduce the amount of surety bonds held by RLI Corp. from $1.25 million to $0.25 million.

BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties. BDPL has pipelines and platform assets subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon or remove platforms and other structures when they are no longer useful for operations. Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Blue Dolphin Energy Company
December 31, 2024 | Page 19

Risk Factors (Continued)

Platform Inspection Obligation. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BSEE mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses during the pandemic, a sizeable portion of the decommissioning project was completed from late December 2023 to mid-February 2024. Additional work was planned for 2024; however, no additional work was performed due to significant cost overruns under the first phase of work due to poor weather conditions. In July 2024, BDPL requested a BSEE extension to decommission the remaining portion of the Blue Dolphin Pipeline System and associated platform until the second quarter of 2025; BDPL’s request for a decommissioning extension was denied by BSEE in September 2024.  On March 17, 2025, BSEE issued BDPL an INC for failing to comply with certain of its decommissioning obligations; see "Note (16) for additional disclosures related to this BSEE INC.

Management is currently assessing the feasibility and cost of performing decommissioning work. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Right-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. During the twelve months ended December 31, 2024 and 2023 BDPL received the following BSEE civil penalty referral letters:

●

Civil Penalty G-2023-021. In September 2023, BDPL received a civil penalty referral letter from BSEE for failing to timely submit a platform inspection report associated with BSEE INC No. G822 issued in March 2023. In October 2023, BSEE calculated a proposed civil penalty of $0.2 million against BDPL; BSEE finalized the penalty amount in January 2024. BDPL paid the final civil penalty amount in full in April 2024.

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. See "Part II, Item 8—Financial Statements and Supplementary Data -- Note (16)" for additional disclosures related to this BSEE civil penalty.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. See "Part II, Item 8—Financial Statements and Supplementary Data -- Note (16)" for additional disclosures related to this BSEE civil penalty.

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). See "Part II, Item 8—Financial Statements and Supplementary Data -- Note (16)" for additional disclosures related to this BSEE civil penalty.

At December 31, 2024 and 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of its pipeline and facilities assets.  See "Part II, Item 8—Financial Statements and Supplementary Data -- Notes (11), (15), and (16)" for additional disclosures related to AROs and BSEE civil penalties.

TCEQ Final Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter is resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million, which will be paid in monthly installments over a three-year period. The SOAH case was dismissed and the matter was remanded back to the TCEQ December 2024; TCEQ finalized the Agreed Order in February 2025.  At both  December 31, 2024 and 2023, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

Blue Dolphin Energy Company
December 31, 2024 | Page 20

Risk Factors (Continued)

C6.	Our estimates of future AROs related to our pipeline and facilities assets may increase.

We recorded an ARO liability related to future asset retirement costs associated with dismantling, relocating, or disposing of our offshore platform, pipeline systems, and related onshore facilities, as well as for plugging and abandoning wells and restoring the seafloor. We based asset retirement cost estimates on regulatory requirements and then current market rates for decommissioning and removal of assets with our given structural and water depth specifications. Estimating future costs are difficult and require management to make judgments that are subject to future revisions based upon numerous factors, including changing technology, political, and regulatory environments. In addition, dive operation market rates are subject to fluctuations based on season, fuel costs, insurance rates, equipment availability, and industry changes, and actual work performed is subject to cost overruns due to unforeseen events and conditions, such as severe weather. A significant change in any of these factors could increase our ARO liability, which could have a material adverse effect on our business, financial condition, and results of operations.  See Risk Factor C5. within this "Item 1A. Risk Factors" section and "Part II, Item 8—Financial Statements and Supplementary Data -- Notes (11), (15), and (16)" for additional disclosures related to our AROs.

C7.	We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.

PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas ("HCAs"), which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources, and unusually sensitive ecological areas. Although our pipelines are inactive, PHMSA regulations require pipelines to be maintained and monitored to ensure safety standards are met until the subject pipeline is officially taken out of service and properly abandoned.  The rules require pipeline operators to:

●	Perform ongoing assessments of pipeline integrity.
●	Identify and characterize applicable threats to pipeline segments that could impact an HCA.
●	Improve data collection, integration, and analysis.
●	Repair and remediate the pipeline as necessary.
●	Implement preventative and mitigating actions.

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

C8.

Regulatory changes, as well as proposed measures that are reasonably likely to be enacted, related to GHG emissions, climate change, and an ongoing desire to transition to greater renewable energy solutions could require us to incur significant costs or could result in a decrease in demand for our refined products, which could adversely affect our business.

Scientific studies conclusively show that, in the absence of human intervention, the rate of increase of carbon dioxide in the atmosphere will significantly increase in the next 100 years. This increase in carbon dioxide has enhanced the Earth’s natural greenhouse effect, resulting in global warming. Higher concentrations of GHGs (including carbon dioxide, methane, and nitrous oxides) in the atmosphere can produce changes in climate with significant physical effects, including increased frequency and severity of storms, floods, and other extreme weather events that could affect our operations. Increased concern over the effects of climate change have begun to affect our competition and customers’ energy strategies, consumer consumption patterns, and government and private sector alternative energy initiatives. In recent years, more aggressive efforts by governments and non-governmental organizations to put in place laws requiring or otherwise driving reductions in GHG emissions were gaining approval. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions to us and our customers, and any increase in the prices of refined products resulting from such increased costs, GHG cap-and-trade programs or taxes on GHGs, could result in reduced demand for our refined petroleum products. Additionally, changing customer sentiment towards renewable and sustainable energy products may reduce demand for our products, and an excess of supply over demand could reduce fossil fuel prices. If we fail to stay in step with the pace and extent of the market shift, we could impact future earnings; if we move too fast, we risk investing in technologies, markets, and low-carbon products that will be unsuccessful. These factors could also have a material adverse effect on our business, financial condition, and results of operations.

Although the Biden Administration focused on reducing GHG emissions by: (i) having the U.S. rejoin the Paris Agreement (February 2021), (ii) announcing a new U.S. target to achieve a 50% to 52% reduction from 2005 levels in economy-wide net GHG pollution by 2030 (April 2021), and (iii) signing into law the Inflation Reduction Act of 2022, which includes nearly $370 billion in climate-related provisions that provide funding, programs, and incentives to accelerate the U.S.'s transition to a clean energy economy, President Trump signed an executive order directing the U.S. to withdraw from the Paris Agreement (January 2025), and it is expected that President Trump and the Republican-led Congress will diverge from the previous administration’s positions and GHG commitments.

The Inflation Reduction Act of 2022 imposes a tax, or "methane fee," on energy producers that exceed a certain level of methane emissions.  In January 2024, the EPA published a proposed rule to implement the methane fee. These and similar regulations could require us to incur costs to monitor, report, and reduce GHG emissions associated with our operations.  However, future emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the U.S. could be brought by future administrations or, in the absence of federal action, states may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions.

Federal and state requirements to reduce GHG emissions could result in increased costs to operate and maintain the Nixon facility as well as implement and manage new emission controls and programs. Cap-and-trade places a cap on GHGs and refiners are required to acquire a sufficient number of credits to cover emissions from their refinery and in-state sales of gasoline and diesel. Similarly, low carbon fuel standards require an established percentage reduction in the carbon intensity of gasoline and diesel by a specified time period. Compliance with the low carbon fuel standard is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or refiners are unable to pass through costs to their customers, they must pay a higher price for credits. The Nixon refinery does not produce gasoline or diesel.  In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

Blue Dolphin Energy Company
December 31, 2024 | Page 21

Risk Factors (Continued)

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

D3.	Our business could be negatively affected by cybersecurity threats.

A cyberattack or similar incident could occur and result in information theft, data corruption, loss of data privacy, operational disruption, damage to our reputation, or economic loss. Our industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing, and financial activities. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to economic loss from remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Also, computers control nearly all the oil and gas distribution systems in the U.S. and abroad, which are necessary for transporting our production to market. A cyberattack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets, and make it difficult or impossible to accurately account for production and settle transactions. Cyber incidents have increased, and the U.S. government has issued warnings indicating that energy assets may be specific targets of cybersecurity threats. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

E.	Common Stock

E1.	Our stock price has experienced fluctuations and may continue to do so, resulting in a substantial loss in your investment.

The market for our Common Stock has been characterized by volatile prices. As a result, investors in our Common Stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our Common Stock is likely to be highly unpredictable and subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include:

●	Quarterly variations in our operating results and achievement of key business metrics.
●	Changes in the global economy and the local economies in which we operate.
●	Our ability to obtain working capital financing.
●	Changes in the federal, state, and local laws and regulations to which we are subject.
●	Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors.
●	The departure of any of our key executive officers and directors.
●	Future sales of our securities.

E2.	Increasing attention to environmental, social, and governance matters may impact our business.

In recent years, increasing attention to environmental, social, and governance matters, including those related to climate change and sustainability, increasing societal, investor and legislative pressure on companies to address environmental, social, and governance matters, may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. Some investors have been divesting and promoting divestment of or screening out of fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Further, voluntary carbon-related and target-setting frameworks have developed, and continue to develop, that limit the ability of certain sectors, including the oil and gas sector, from participating, and may result in exclusion of our equity from being included as an investment option in portfolios. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social, and governance matters, including climate change and climate-related risks (including entities commonly referred to as “raters and rankers”). Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable environmental, social, and governance ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward us and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various environmental, social, and governance matters, including biodiversity, waste, and water, may increase costs, require changes in how we operate and lead to negative shareholder sentiment.

Blue Dolphin Energy Company
December 31, 2024 | Page 22

Risk Factors (Continued)

Conversely, environmental, social, and governance has become a politically charged issue, and “anti-environmental, social, and governance” sentiment and increased scrutiny and skepticism of environmental, social, and governance policies and practices have resulted in, and could continue to result in, additional demands and strains on companies.  Responding to such environmental, social, and governance focused activism has been, and will likely continue to be, costly and time-consuming. Such response efforts have resulted in, and could continue to result in, the implementation of certain practices and disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders. The methodologies and standards for tracking and reporting on environmental, social, and governance matters are relatively new, have not been standardized, and continue to evolve. As a result, our environmental, social, and governance related metrics, targets, ambitions, and other disclosures, may not necessarily be calculated or presented in the same manner or be comparable to similarly titled measures presented by us in other contexts, or by other companies or third-party estimates or disclosures, and our interpretation of reporting standards may differ from those of others. While we believe that our environmental, social, and governance disclosures and methodologies reflect our business strategy and are reasonable at the time made or used, as our business or applicable methodologies, standards, or regulations develop and evolve, we may revise or cease reporting or using certain disclosures and methodologies if we determine that they are no longer advisable or appropriate, or are otherwise required to do so.

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

We periodically issue Common Stock to non-employee directors for services rendered to the Board and to Jonathan Carroll pursuant to the Guaranty Fee Agreements. In the past, we have also issued Common Stock, Preferred Stock, convertible securities (such as convertible notes), and warrants in order to raise capital. We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock and Preferred Stock to provide us with the flexibility to issue Common Stock or Preferred Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things: (i) future stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; and (iii) for other bona fide purposes. Our Board may authorize us to issue the available authorized shares of Common Stock or Preferred Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the OTCQX. The issuance of additional shares of Common Stock or new shares of Preferred Stock, convertible securities, or warrants may significantly dilute the equity ownership of the current holders of our Common Stock, affect the rights of our stockholders, or could reduce the market price of our Common Stock. In addition, the issuance or sale of enormous amounts of our Common Stock, or the potential for issuance or sale even if they do not actually occur, may have the effect of depressing the market price of our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

We depend on information technology and systems for various operations (including refinery processes and refined product loading) and for capturing accounting, technical, and regulatory data for reporting, analysis, and archiving. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. As of the filing date of this report, our risk monitoring process related to cybersecurity includes conducting periodic vulnerability assessments using a combination of internal and third-party capabilities to perform technical assessments, vulnerability scanning, and incident and event monitoring. We are working to: (i) identify and assess threats and (ii) establish a thorough, risk-based cybersecurity program, including the potential adoption of a formal cybersecurity policy if deemed necessary by the Board, aimed at safeguarding our data, along with the data of our customers and partners. We anticipate that such a program will follow well-organized cybersecurity frameworks and be managed by a central control figure with Board oversight.

We did not experience a significant cybersecurity breach or associated expenses, penalties, or settlements for the twelve months ended December 31, 2024 and 2023.

ITEM 2.  PROPERTIES

An Affiliate operates and manages all our properties under the Third Amended and Restated Operating Agreement. Our owned facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that all our properties and facilities are adequate for our operations and that our facilities are adequately maintained. At our corporate headquarters, BDSC leases 9,961 square feet of office space in Houston, Texas. The location and general description of our other properties are described within “Part I. Item 1. Business—Downstream Operations, —Midstream Operations, and — Inactive Operations”.

Blue Dolphin Energy Company
December 31, 2024 | Page 23

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

Resolved Matters

RLI Corp. Surety Bonds. Blue Dolphin currently has several surety bonds through RLI Corp. as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million was collateralized in cash. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional cash collateral for the bonds. BDPL filed its answer to RLI Corp.'s lawsuit in April 2024 denying RLI Corp.'s claims, and in July 2024 BDPL presented a settlement proposal to RLI Corp. to resolve the matter through a series of payments collateralizing the bonds with cash. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September to December 2024, BDPL made payments to RLI Corp. under the settlement agreement totaling $0.6 million. As of the filing date of this report, BDPL was in compliance with the settlement agreement with RLI Corp. Once complete, abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, which would reduce the amount of surety bonds held by RLI Corp. from $1.25 million to $0.25 million.

Pilot Dispute Related to Terminal Services Agreement. As previously disclosed, NPS and Pilot were involved in a contract-related dispute involving to a Terminal Services Agreement pursuant to which NPS stored jet fuel purchased by Pilot at the Nixon facility. The parties entered into a confidential settlement agreement on December 29, 2023.  As part of the confidential settlement agreement, the parties agreed to mutually release all claims against each other.  Further, all contractual agreements between the parties, including the Terminal Services Agreement, were terminated.

TCEQ Final Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter is resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million, which will be paid in monthly installments over a three-year period. The SOAH case was dismissed and the matter was remanded back to the TCEQ December 2024; TCEQ finalized the Agreed Order in February 2025.  At both  December 31, 2024 and 2023, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

Unresolved Matters

BOEM Supplemental Pipeline Bonds. To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The Solicitor’s office signaled that BDPL’s adherence to decommissioning its offshore pipelines and platform would likely help in future discussions with BOEM related to the INCs. Fulfilling abandonment obligations related to the subject assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.  See "Part II, Item 8—Financial Statements and Supplementary Data -- Note (16)" for additional disclosures related to this BOEM appeal.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2024 and 2023. At both  December 31, 2024 and 2023, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to the BOEM through RLI Corp.

BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties. BDPL has pipelines and platform assets subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon and remove platforms and other structures when they are no longer useful for operations. Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Platform Inspection Obligation. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023.

Blue Dolphin Energy Company
December 31, 2024 | Page 24

Legal Proceedings (Continued)

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BSEE mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses during the pandemic, a sizeable portion of the decommissioning project was completed from late December 2023 to mid-February 2024. Additional work was planned for 2024; however, no additional work was performed due to significant cost overruns under the first phase of work due to poor weather conditions. In July 2024, BDPL requested a BSEE extension to decommission the remaining portion of the Blue Dolphin Pipeline System and associated platform until the second quarter of 2025; BDPL’s request for a decommissioning extension was denied by BSEE in September 2024. On March 17, 2025, BSEE issued BDPL an INC for failing to comply with certain of its decommissioning obligations; see "Note (16) for additional disclosures related to this BSEE INC.

Management is currently assessing the feasibility and cost of performing decommissioning work. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Right-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available
.
BSEE Civil Penalties. During the  twelve months ended December 31, 2024 and 2023 BDPL received the following BSEE civil penalty referral letters:

●

Civil Penalty G-2023-021. In September 2023, BDPL received a civil penalty referral letter from BSEE for failing to timely submit a platform inspection report associated with BSEE INC No. G822 issued in March 2023. In October 2023, BSEE calculated a proposed civil penalty of $0.2 million against BDPL; BSEE finalized the penalty amount in January 2024. BDPL paid the final civil penalty amount in full in April 2024.

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. See "Part II, Item 8—Financial Statements and Supplementary Data -- Note (16)" for additional disclosures related to this BSEE civil penalty.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. See "Part II, Item 8—Financial Statements and Supplementary Data -- Note (16)" for additional disclosures related to this BSEE civil penalty.

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). See "Part II, Item 8—Financial Statements and Supplementary Data -- Note (16)" for additional disclosures related to this BSEE civil penalty.

Default under a Secured Loan Agreement. As of December 31, 2024 and the filing date of this report, certain of our bank debt to Veritex was in default related to a financial covenant violation, and bank debt to GNCU was in default related to non-financial covenant violations. See “Note (10)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on our business, financial condition, and results of operations. If the lenders exercises their rights and remedies due to the defaults under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Blue Dolphin Energy Company
December 31, 2024 | Page 25

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQX U.S. tier of the OTC Markets under the ticker symbol “BDCO.” The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.  We had 14,921,968 shares of Common Stock issued and outstanding at both December 31, 2024 and 2023, respectively. Affiliates controlled 83.7% of our Common Stock's voting power as of this report's filing date. See “Part I, Item 1A. Risk Factors—Common Stock (Section E)” for risks associated with investments in our Common Stock.

Stockholders

We had 272 record holders at both December 31, 2024 and 2023. We had approximately 3,000 beneficial holders of our Common Stock at both December 31, 2024 and 2023.

Dividends

Stockholders are entitled to receive such dividends as may be declared by our Board out of funds legally available for such purpose. However, no dividend may be declared or paid unless after-tax profit was made in the preceding fiscal year, we comply with covenants in our secured loan agreements, we are current on all required debt payments, and we have received prior written concurrence from certain lenders.  We have not declared any dividends on our Common Stock during the last two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

[Reserved]

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

This discussion and analysis includes the twelve months ended December 31, 2024 and 2023 and a comparison between such periods. The discussions of the twelve months ended December 31, 2022 and year-to-year comparisons between the twelve months ended December 31, 2023 and 2022 that are not included in this report can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the twelve months ended December 31, 2023, which was filed on April 1, 2024, and such discussions are incorporated by reference into this report.

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 83.7% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1A. Risk  Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Our Operations

Our assets are organized into two business segments:

●	refinery operations (also referred to herein as downstream operations), which is owned by LE; and
●	tolling and terminaling services (also referred to herein as midstream operations), which is owned by LRM and NPS

Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in offshore oil and gas wells), and BDSC (administrative services).  For more information related to our business segments, see “Part I., Item 1. Business, —Downstream Operations, —Midstream Operations, and — Inactive Operations” and “Part I. Item 2. Properties” in this report.

Business Operations Update

For the twelve months ended December 31, 2024, refining margins were less favorable compared to the twelve months ended December 31, 2023.  Less favorable refining margins on lower sales volumes contributed to Blue Dolphin reporting a net loss of $8.6  million, or $0.58 per share, for the twelve months ended December 31, 2024 ("2024") compared net income of $31.0 million, or $2.08 per share, for the twelve months ended December 31, 2023 (“2023”).  Our full operating results for 2024 and 2023, including operating results by segment, can be found within ‘Results of Operations.’

We used cash flow from operations of $15.7 million for the twelve months ended December 31, 2024. The use of cash flow from operations was primarily due to a buildup of inventory.  Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins. At December 31, 2024, we had $0.1 million in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘Liquidity and Capital Resources.’

General Trends and Outlook

Uncertainties remain surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East). We do not operate or own assets in Russia, Ukraine, or the Middle East. However, the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. While it is difficult to predict the ultimate economic impacts of these factors on our operations, below are key factors that impacted our results of operations in 2024 and will likely impact our results of operations during 2025:

●	Light crude oil commodity pricing and demand.
●	Jet fuel commodity pricing and demand.
●	Naphtha commodity pricing and demand.

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

Liquidity and Access to Capital Markets

We continue efforts to improve our balance sheet. During 2024 and 2023, we entered into payment agreements with the Kissick Noteholder and LEH related to our secured loan agreements, and we continue to engage with potential lenders to obtain additional funding to refinance and restructure our debt. There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure our debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Blue Dolphin Energy Company
December 31, 2024 | Page 26

Management Discussion and Analysis (Continued)

Regulation Changes

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

2024 Business Strategy and Accomplishments

We have outlined the below strategic business objectives to improve our financial profile and refining margins.  These objectives are modified, as necessary, to reflect changing economic conditions and other circumstances.

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

Optimize Existing Asset Base. During the twelve months ended December 31, 2024, the Nixon facility underwent two planned maintenance turnarounds -- one major (13 days) and one minor (9 days).  Optimizing the Nixon refinery's processing units through maintenance turnarounds leverages our ability to meet customer demand and manage refining margins.  Additional improvements to the Nixon facility during the twelve months ended December 31, 2024 included the addition of anti-icing chemical storage, an upgrade to the chiller system, and installation of a 'cool down room' to reduce heat-related injuries for personnel, contractors, and drivers.

Improve Operational Efficiencies. During the twelve months ended December 31, 2024 we completed the upgrade of the Nixon facility's terminal management software.  Capital expenditures associated with the upgrade totaled $0.05 million during the twelve months ended December 31, 2024.  As a result of project completion, key elements of the plant's terminal loading functions are automated, improving order management, bills of lading delivery, and reporting.

Seize Market Opportunities. In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth. Rising demand for renewable energy had been attributable to numerous factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change. While the Biden Administration advanced significant climate-related initiatives, including incentives to promote renewable energy, recent changes under the Trump Administration following the 2024 U.S. presidential election have begun to and may further shift regulatory priorities away from renewable energy. Through executive orders and regulatory rollbacks, certain Biden-era initiatives have been curtailed or reevaluated and incentives to increase fossil fuel production have been promoted, creating a more uncertain regulatory landscape which may materially impact our plans to capture renewable energy opportunities. Throughout 2024, management had meaningful discussions with potential commercial partners. However, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

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

Results of Operations

Below is a discussion and analysis of the factors contributing to our consolidated financial results of operations.  This information should be read in conjunction with our financial statements in “Part II, Item 8. Financial Statements and Supplementary Data.” While management intends for the financial statements, together with the following information, to provide investors with a reasonable basis for assessing our historical operations, they should not serve as the only criteria for predicting future performance.

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per barrel commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of refining margins, and they have historically been subject to wide fluctuations.  When the spread between these commodity prices decreases, our margins are negatively affected. To improve margins, we must maximize yields of higher-value finished petroleum products and minimize costs of feedstocks and operating expenses. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally result in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. For example, if the price per barrel of crude oil increases, the price of jet fuel per barrel will also generally increase, as jet fuel is a refined product derived from crude oil.  Therefore, the effect of crude oil commodity price changes on our finished petroleum product commodity prices depends, in part, on how quickly and how fully the market adjusts to reflect these changes.  Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

The general outlook for the oil and natural gas industry for the remainder of 2025 remains unclear given uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East). We can provide no assurances that refining margins will be positive and demand will increase.

How We Evaluate Our Operations. Management uses certain financial and operating measures to analyze segment performance. These measures are significant factors in assessing our operating results and profitability and include: Earnings before interest, income taxes, and depreciation and amortization ("EBITDA") on a consolidated and segment basis, refinery throughput, production and sales data, refinery downtime, tolling and terminaling revenue, and intercompany processing fees.  We modified our segment presentation to incorporate applicable depreciation and amortization into our cost of goods sold subtotal. We believe this provides a more complete representation of our cost of goods sold. Prior periods have been modified to conform with this presentation.

Blue Dolphin Energy Company
December 31, 2024 | Page 27

Management Discussion and Analysis (Continued)

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

2024 Versus 2023.

Overview. Net loss for 2024 was $8.6 million, or $0.58 per share, compared to net income of $31.0 million, or $2.08 per share, in 2023. The $39.6 million, or $2.66 per share, decrease in net income between the periods was the result of less favorable refining margins and lower sales volumes. The Nixon refinery was down for 27 days in 2024 relating to pre-planned maintenance turnarounds (22 days), maintenance and repairs (2 days), and freezing weather conditions (3 days).  The Nixon refinery was down for 12 days in 2023 relating to a pre-planned maintenance turnaround (3 days) and maintenance and repairs (9 days).

Total Revenue from Operations.  Total revenue from operations was $317.5 million for 2024 compared to total revenue from operations of $396.0 million for 2023, representing a decrease of 19.8%. The decrease in 2024 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in 2024 decreased primarily due to lower market pricing and nearly 11% lower sales volumes; tolling and terminaling revenue in 2024 declined primarily due to lower tank rental fees. Tank rental fees for 2023 included temporary terminal service fees associated with Pilot.

Total Cost of Goods Sold. Total cost of goods sold was $313.6 million for 2024 compared to total cost of goods sold of $353.9 million for 2023, representing a decrease of 11.4%. The decrease in 2024 related to lower sales volume and market pricing associated with product sales mix.

Gross Profit. Gross profit totaled $3.9  million for 2024 compared to gross profit of $42.1 million for 2023. Less favorable commodity prices and nearly 11% lower sales volume adversely impacted refinery operations gross profit in 2024 compared to 2023.

LEH Operating Fee, Related Party.  For 2024 the LEH operating fee, related party totaled $0.8 million compared to $0.5 million for 2023, representing a 52.2%  increase. The increase related to turnaround expenses and higher conversion costs.

Other Operating Expenses.  Other operating expenses totaled $0.6 million for 2024 compared to $0.2 million for 2023. The $0.4 million, or 207.7% increase related to decommissioning of our pipeline assets.

General and Administrative Expenses. General and administrative expenses totaled $6.4 million in 2024 compared to other operating and general and administrative expenses of $3.1 million in 2023. The $3.3 million, or 105.6%, increase in 2024 primarily related to professional service fees, insurance, and regulatory penalties.

Interest and Other Non-Operating Expenses, Net. Total other expense in 2024 was flat compared to 2023, totaling $5.9 million for both periods. Total other expense primarily relates to interest expense associated with related party-party and third-party secured loan agreements.

Consolidated EBITDA. Consolidated EBITDA in 2024 totaled $1.5 million compared to $39.2 million in 2023, representing a decrease of $40.7 million. The significant decrease in 2024 was related to less favorable refining margins, 10.7% lower sales volume, an $8.3 million inventory impairment due to recognizing inventory at the lower of cost or net realizable value, maintenance turnaround expenses, and lower tolling and terminaling total revenue.

	Twelve Months Ended
	December 31,
	2024	2023

Total revenue from operations	$317,519	$396,048

Total costs of good sold	313,629	353,949

Gross profit	3,890	42,099

LEH operating fee, related party	811	533
Other operating expenses	640	208
General and administrative expenses	6,443	3,134
Depreciation and amortization	232	219
Impairment of fixed assets	-	1,558
Bad debt expense	70	-
Accretion of asset retirement obligations	-	59
Interest, net	5,859	5,862
Total costs and expenses	14,055	11,573

Income (loss) before income taxes	(10,165)	30,526

Income tax benefit	1,529	485

Net income (loss)	$(8,636)	$31,011

Income (loss) per common share
Basic	$(0.58)	$2.08
Diluted	$(0.58)	$2.08

	Twelve Months Ended
	December 31,
	2024	2023

Income (loss) before income taxes	$(10,165)	$30,526

Add: depreciation and amortization	2,806	2,798
Add: interest, net	5,859	5,862
Consolidated EBITDA	$(1,500)	$39,186

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

2024 Versus 2023

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2024		2023
	(in thousands, except percent amounts)
LPG mix	$318	0.1%	$302	0.1%
Naphtha	77,845	24.8%	76,050	19.5%
Jet fuel	114,011	36.4%	123,395	31.6%
HOBM	39,045	12.5%	92,947	23.8%
AGO	82,360	26.4%	97,322	25.0%
	$313,579	100.0%	$390,016	100.0%

Blue Dolphin Energy Company
December 31, 2024 | Page 28

Management Discussion and Analysis (Continued)

Refinery Downtime. Refinery downtime increased from 12 days in 2023 to 27 days in 2024. Refinery downtime in 2024 related to pre-planned maintenance turnarounds (22 days), maintenance and repairs (2 days), and freezing weather conditions (3 days).  Refinery downtime in 2023 related to a pre-planned maintenance turnaround (3 days) and maintenance and repairs (9 days).

Refinery Operations Revenue.  Refinery operations revenue was $313.6 million for 2024 compared to $390.0 million for 2023, representing a decrease of 19.6%. The decrease in 2024 related to lower market pricing and lower sales volumes.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $310.6 million for 2024 compared to $350.9 million for 2023, representing a decrease of 11.5%.  The  decrease in 2024 was related to lower sales volume and market pricing associated with product sales mix.

LEH Operating Fee, Related Party.  For 2024 the LEH operating fee, related party totaled $0.8 million compared to $0.5 million for 2023, representing a 52.2%  increase. The increase related to turnaround expenses and higher conversion costs.

Refining EBITDA. Refining EBITDA was $2.3 million in 2024 compared to $38.6 million in 2023, representing a decrease of 94.2%. The significant decrease in 2024 was related to less favorable refining margins and 10.7% lower sales volume.  Refining EBITDA was adversely impacted by maintenance turnaround expenses and an $8.3 million inventory impairment due to recognizing inventory at the lower of cost or net realizable value.

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA was $0.61 for 2024 compared to $9.37 for 2023, representing a decrease of $8.76 per barrel. The decrease in 2024 related to less favorable refining margins and 10.7% lower sales volume compared to the same period a year earlier.

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)

Refinery operations revenue	$313,579	$390,016

Crude oil, fuel use, and chemicals	292,873	340,268
Other conversion costs	19,175	12,059
Intercompany processing fees(1)	(2,636)	(2,590)
Depreciation and amortization	1,206	1,211
Cost of goods sold	310,618	350,948

LEH operating fee, related party	811	533
General and administrative expenses	1,105	1,105
Interest, net	3,313	3,130
Total costs and expenses	315,847	355,716

Income (loss) before income taxes	(2,268)	34,300

Add: depreciation and amortization	1,206	1,211
Add: interest, net	3,313	3,130
Refining EBITDA	$2,251	$38,641

Sales (Mbbls)	3,685	4,126

Refining operations EBITDA per bbl	$0.61	$9.37

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

2024 Versus 2023

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $3.9 million in 2024 compared to $6.0 million in 2023, representing a decrease of 34.7%.  The decrease in 2024 related to lower tank rental fees. Tank rental fees in 2023 included temporary terminal service fees associated with Pilot.

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $2.1 million in 2024 compared to $4.3 million in 2023, representing a decrease of $2.2 million.  The significant decrease in 2024 compared to 2023 related to lower tolling and terminaling total revenue.

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)

Tolling and terminaling revenue	$6,576	$8,622
Less: intercompany(1)	(2,636)	(2,590)
Total tolling and terminaling revenue	3,940	6,032

Tolling and terminaling costs	1,642	1,633
Depreciation and amortization	1,368	1,368
Cost of goods sold	3,010	3,001

General and administrative expenses	231	87
Interest, net	1,961	1,964
Total costs and expenses	5,202	5,052

Income (loss) before income taxes	(1,262)	980

Add: depreciation and amortization	1,368	1,368
Add: interest, net	1,961	1,964
Tolling and terminaling EBITDA	$2,067	$4,312

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.

Blue Dolphin Energy Company
December 31, 2024 | Page 29

Management Discussion and Analysis (Continued)

Non-U.S. GAAP Measures.

The following are non-U.S. GAAP measures we present for the years ended December 31, 2024 and 2023:

Consolidated EBITDA.  Income (loss) before interest, taxes, and depreciation and amortization on a consolidated basis.

Refining EBITDA. Income (loss) before interest, taxes, and depreciation and amortization for our refinery operations business segment.

Refining operations EBITDA per bbl. Refining EBITDA divided by sales (Mbbls) for the reporting period.

Tolling and terminaling EBITDA. Income (loss) before interest, taxes, and depreciation and amortization for our tolling and terminaling business segment.

We present these measures because they provide management and investors with (i) important supplemental indicators of the operational performance of our business, (ii) additional criteria for evaluation of our performance relative to our peers, and (iii) supplemental information to investors about certain material non-cash and other items that may not continue at the same level in the future. EBITDA has limitations as an analytical tool and should not be considered in isolation or as substitutes for analysis of our results as reported under U.S. GAAP or as alternatives to net income (loss), operating income (loss), gross margin, or any other measure of financial performance presented in accordance with U.S. GAAP.

	Twelve Months Ended
	December 31,
	2024				2023
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$(2,268)	$(1,262)	$(6,635)	$(10,165)	$34,300	$980	$(4,754)	$30,526

Add: depreciation and amortization	1,206	1,368	232	2,806	1,211	1,368	219	2,798
Add: interest, net	3,313	1,961	585	5,859	3,130	1,964	768	5,862

EBITDA	$2,251	$2,067	$(5,818)	$(1,500)	$38,641	$4,312	$(3,767)	$39,186

Capital Resources and Liquidity

Working Capital.

As of  December 31, 2024 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical working capital deficits and significant debt in current liabilities, certain of which was in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

We had a working capital deficit of $19.1 million at December 31, 2024 compared to a working capital deficit of $6.1 million at December 31, 2023, representing a $13.0 million decrease. Our significant debt in current liabilities at December 31, 2024 consisted of bank debt to Veritex and GNCU and related-party debt. Excluding accrued interest, we had current related-party and third-party debt of $40.6 million and $39.4 million as of December 31, 2024 and 2023, respectively. The $1.2 million increase in current debt between the periods primarily related to a $3.3 million draw under the Affiliate Revolving Credit Agreement offset by loan payments. We continue to engage with potential lenders to obtain additional funding to refinance and restructure debt and further improve working capital.

Our current assets totaled $44.8 million at December 31, 2024 compared to $49.3 million at December 31, 2023, representing a $4.5 million decrease. Our current liabilities totaled $63.9 million at December 31, 2024 compared to $55.4 million at  December 31, 2023, representing a $8.5 million increase.

Liquidity. Cash and cash equivalents totaled $0.1 million and $18.7 million at December 31, 2024 and 2023, respectively, representing a decrease of $18.6 million. A significant portion of our liquidity at December 31, 2024 was invested in inventory.  Restricted cash, current totaled $1.0 million and $0.0 at December 31, 2024 and 2023, respectively. Restricted cash, current related to a Veritex payment reserve account. Although the payment reserve account had a balance of $0.0 at December 31, 2023, the account was fully replenished on January 2, 2024.  Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $5.2  million and $4.2 million at December 31, 2024 and 2023, respectively.

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

We continue efforts to improve our balance sheet. During 2024 and 2023, we entered into payment agreements with the Kissick Noteholder and LEH related to our secured loan agreements, and we continue to engage with potential lenders to obtain additional funding to refinance and restructure debt. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Refining margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in refining margins will adversely affect the amount of cash we will have available for working capital. Similarly, capital, credit, and commodity markets, tariffs, as well as armed conflicts in the Middle East and Europe continue to evolve, and the extent to which these factors may impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of confidence.  In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Sources and Use of Cash.

Components of Cash Flows.

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(15,674)	$20,005
Investing activities	(46)	(102)
Financing activities	(1,917)	(2,706)
Increase (decrease) in Cash and Cash Equivalents	$(17,637)	$17,197

Blue Dolphin Energy Company
December 31, 2024 | Page 30

Management Discussion and Analysis (Continued)

Cash Flow from Operations.  We used $15.7 million in cash flow from operations during the twelve months ended December 31, 2024 compared to generating $20.0 million in cash flow from operations during the twelve months ended December 31, 2023. The $35.7 million decrease in cash flow used from operations between the periods was primarily due to a buildup of inventory in 2024 and lower refining margins.  Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins.

Capital Expenditures. Capital expenditures totaled $0.0 for the twelve months ended December 31, 2024 compared to capital expenditures of $0.1 million for the twelve months ended December 31, 2023. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East), we anticipate continuing to limit capital expenditures for the remainder of 2025. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

We account for capital expenditures in accordance with U.S. GAAP. We also classify capital expenditures as ‘maintenance’ if the expenditure maintains capacity or throughput or as ‘expansion’ if the expenditure increases capacity or throughput capabilities. Although classification is generally a straightforward process, in certain circumstances the determination is a matter of management judgment and discretion.  We budget for maintenance capital expenditures throughout the year on a project-by-project basis. Management determines projects based on maintaining safe and efficient operations, meeting customer needs, complying with operating policies and applicable law, and producing economic benefits, such as increasing efficiency or lowering future expenses.

Financing Activities.  During the twelve months ended December 31, 2024, Blue Dolphin made payments on debt principal totaling $5.2 million compared to payments on debt principal totaling $1.5 for the twelve months ended December 31, 2023. Proceeds from debt totaled $3.3 million for the twelve months ended December 31, 2024 compared to proceeds from debt totaling $0.0 for the twelve months ended December 31, 2023.  In 2024, proceeds from debt related to the Affiliate Revolving Credit Agreement. In 2023, Blue Dolphin paid off amounts owed to LEH totaling $1.2 million related to a June 2017 promissory note, as amended, for Blue Dolphin working capital. See "Part II, Item 8. Financial Statements and Supplementary Data —Notes (3) and (16)" to our consolidated financial statements for additional disclosures related to related-party transactions.

Debt and Lease Obligations.

Debt Agreements.

Related-Party Agreements Summary. Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with related parties:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Affiliate Revolving Credit Agreement(1)	Blue Dolphin and Subsidiaries	$5.0 million maximum(2)	Expiration of Initial Term or Renewal Term	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
BDPL-LEH Loan Agreement (in forbearance)(1)	LEH	$4.0 million	April 2027	$0.05	8.00%	Working capital
BDPL

(1)	On March 26, 2025 the Board approved modifications to the terms of these agreements. See "Part II, Item 8. Financial Statements and Supplementary Data —Notes (3) and (16)" to our consolidated financial statements for additional disclosures related to these related-party debt agreements and other related party transactions.
(2)	As of December 31, 2024, $3.3 million was drawn under the agreement.

Third-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
Kissick Debt (in forbearance)(2)	LE	$11.7	March 2025	$0.5	6.25%	Working capital
	Kissick Noteholder
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First

Blue Dolphin Energy Company
December 31, 2024 | Page 31

Management Discussion and Analysis (Continued)

(1)

Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants.  As of December 31, 2024, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At December 31, 2024 restricted cash, current and noncurrent totaled $1.0 million and $0.0, respectively. At December 31, 2023, both restricted cash, current and noncurrent totaled $0.0. Although the payment reserve account was $0.0 at December 31, 2023, we replenished the account in early January 2024.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment due in November 2024. As of December 31, 2024 and the filing date of this report, the NPS Term Loan Due 2031 was in technical default for failure to have an active deposit account with the lender and provide standalone audited financial statements for NPS, a wholly-owned subsidiary.

(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

(5)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(6)	In October 2020, LE entered into the Equipment Loan Due 2025 to purchase a backhoe; the backhoe is used at the Nixon facility.

Guarantees and Security.

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034	● USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	● Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	● Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
		●	$5.0 million life insurance policy on Jonathan Carroll
LRM Term Loan Due 2034	● USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	● Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	● Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
●

First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien

		●	Substantially all assets
Kissick Debt (in forbearance)(2)	---	●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	● USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	● Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	● Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
BDPL-LEH Loan Agreement (in forbearance)	---		Certain BDPL property
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	●	First priority security interest in the equipment (backhoe).

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement.

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification. The first two months of the lease cover the holdover period of September and October 2024 wherein management negotiated the lease with the landlord; BDSC was not subject to a holdover rate during the holdover period.  During months 3 through 12, which began on November 1, 2024, the landlord reduced the annual base rent to $29.00 per square foot.  During months 13 through 24 the annual base rent will increase to $30.00 per square foot. As additional rent, BDSC will pay a proportionate share of basic building costs (e.g., utilities) up to a maximum of $1,500 per month.  The total rental area under the sixth amendment is 9,961 square feet, an increase of 2,268 square feet to accommodate additional personnel.  Under the lease amendment, BDSC will receive an improvement allowance of $1.50 per square foot; the improvement allowance will expire six months from the lease signing date.  See "Part II, Item 8. Financial Statements and Supplementary Data—Note (12)" to our consolidated financial statements for additional disclosures related to the BDSC office lease.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.03 million for both twelve months ended December 31, 2024 and 2023.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $1.3 million and $1.0 million for the twelve months ended December 31, 2024 and 2023, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data—Note (16)" to our consolidated financial statements for additional disclosures related to the LE Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
December 31, 2024 | Page 32

Management Discussion and Analysis (Continued)

Outstanding Original Principal, Debt Issue Costs, and Accrued Interest.  Related-party and third-party long-term debt, including outstanding original principal and accrued interest, as of the dates indicated was as follows:

Outstanding Original Principal.

	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$18,753	$19,677
LRM Term Loan Due 2034 (in default)	7,793	8,190
Kissick Debt (in forbearance)	1,432	4,978
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,671	9,958
LEH
Line of credit payable, related party	3,250	-
BDPL-LEH Loan Agreement (in forbearance)	4,000	4,000
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	14	29
	47,213	49,132

Less: Line of credit, related party	(3,250)	-
Less: Current portion of long-term debt, net	(37,379)	(39,440)
Less: Unamortized debt issue costs	(1,743)	(1,947)
	$4,841	$7,745

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at December 31, 2024 and 2023 due to being in default.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,429)	(1,225)
	$1,743	$1,947

Amortization expense was $0.2 million for both 2024 and 2023.

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	December 31,
	2024	2023
	(in thousands)

LEH
BDPL-LEH Loan Agreement (in forbearance)	$1,308	$1,308
Jonathan Carroll
Guaranty fee agreements	129	$-
Veritex Loans
LE Term Loan Due 2034 (in default)	48	181
LRM Term Loan Due 2034 (in default)	61	70
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	93	135
LE Term Loan Due 2050	8	12
NPS Term Loan Due 2053	8	12
Kissick Debt (in forbearance)	-	2,169
Equipment Loan Due 2025	-	-
	1,672	3,904
Less: Accrued interest payable, current portion	(1,672)	(2,596)
Long-term interest payable, net of current portion	$-	$1,308

Blue Dolphin Energy Company
December 31, 2024 | Page 33

Management Discussion and Analysis (Continued)

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

Kissick Payment Agreement. Pursuant to a Payment Agreement between LE and the Kissick Noteholder dated April 30, 2023, the Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the Kissick Debt.  Under the terms of the Kissick payment agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment in March 2025. LE paid the Kissick Noteholder $5.9 million and $4.5 million in principal and interest during the twelve months ended December 31, 2024 and 2023, respectively. As of the filing date of this report, the Kissick Debt was paid in full.

LEH Payment Agreement. Pursuant to the LEH Payment Agreement dated May 9, 2023, LEH agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest is being incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.4 million and $3.4 million in interest during the twelve months ended December 31, 2024 and 2023, respectively. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to payment violations prior to May 2023.

Defaults. As of December 31, 2024 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE or NPS will be able to refinance or restructure the debt, or (iii) the third party will provide a future forbearance or default waiver. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Proceeds from Debt. Proceeds from debt totaled $3.3 million for the twelve months ended December 31, 2024 compared to proceeds from debt totaling $0.0 for the twelve months ended December 31, 2023.  In 2024, proceeds from debt related to the Affiliate Revolving Credit Agreement.

Total Debt and Lease Obligations by Settlement.  The table below summarizes our principal contractual debt and lease obligations at December 31, 2024, by expected settlement period:

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
	(in thousands)
Long-term debt
Third-party	$37,663	$48	$107	$2,145	$39,963
Related-party	4,709	2,541	-	-	7,250
Total long-term debt	42,372	2,589	107	2,145	47,213

Lease obligations	264	191	-	-	455

	$42,636	$2,780	$107	$2,145	$47,668

See “Part II, Item 8. Financial Statements and Supplementary Data—Notes (3), (10), and (16)” for additional disclosures related to disclosures related to third-party and related-party debt.

Blue Dolphin Energy Company
December 31, 2024 | Page 34

Management Discussion and Analysis (Continued)

Concentration of Customers Risk

Customers.  We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	December 31,
Twelve Months Ended	Customers	from Operations	(in millions)

December 31, 2024	3	69.6%	$5.2
December 31, 2023	3	75.0%	$4.2

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 30.8% and 31.7% of our total revenue from operations for the twelve months ended December 31, 2024 and 2023, respectively. The Affiliate represented $5.2 and $4.2 million in accounts receivable, related party at December 31, 2024 and 2023, respectively.

Bank Accounts.  Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At December 31, 2024 and 2023, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $0.7 million and $18.2 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Regulatory Activities.

BOEM. See "Part I, Item 3. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Bonds" and "Part I, Item 3 Legal Proceedings—Unresolved Matters—RLI Corp. Surety Bonds."

BSEE.  See "Part I, Item 1A. Risk Factors—Risk Factor C5," "Part I., Item 3. Legal Proceedings—Unresolved Matters—BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties" and "Part II, Item 8. Financial Statements and Supplementary Data—Notes (11), (15), and (16)."

TCEQ.  See "Part I, Item 3. Legal Proceedings—Resolved Matters—TCEQ Final Agreed Order."

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates

Significant Accounting Policies.  Our significant accounting policies relate to use of estimates; cash, cash equivalents, and restricted cash; accounts receivable and allowance for credit losses; financial instruments and fair value measurements; inventory; property and equipment; leases; revenue recognition; income taxes; impairment or disposal of long-lived assets; asset retirement obligations; contract balances; and computation of earnings per share.

Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Although commodity price volatility, recession, inflation, tariffs, armed conflicts in the Middle East and Europe and associated sanctions on Russian crude products, and severe weather resulting from climate change may impact our estimates and assumptions, we are continually working to mitigate future risks. However, the extent to which these factors may impact our business, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of certainty.

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of December 31, 2024 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the twelve months ended December 31, 2024 we adopted the following ASU:

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss), and a description of its composition, (ii) the title and position of the CODM, and (iii) an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our financial statements.

Blue Dolphin Energy Company
December 31, 2024 | Page 35

Management Discussion and Analysis (Continued)

New Pronouncements Issued, Not Yet Effective.   We expect to adopt the following ASUs in future periods:

●

ASU 2024-03 — Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). In November 2024, the FASB issued ASU 2024-03, requiring additional disclosure of certain costs and expenses within the notes to the consolidated financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the provisions of ASU 2024-03 and the incremental disclosures that will be required in our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Blue Dolphin Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As described in Note 3 to the consolidated financial statements, Lazarus Energy Holdings (LEH) is a controlling stockholder of the Company.  In addition, there is a director and executive officer in common between the companies.  Each of these entities and individuals have been identified as a related party as of and for the year ended December 31, 2024.   The Company is party to several transactions with related parties, including but not limited to, agreements for management of the operating facility, sale of jet fuel to LEH, and various credit facilities provided to the Company by LEH.

We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter.  This required a high degree of auditor judgment and subjectivity in performing procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and identify and account for related party transactions.

Blue Dolphin Energy Company
December 31, 2024 | Page 36

Report of Independent Registered Public Accounting Firm (Continued)

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

We have served as the Company's auditor since 2002.

/s/ UHY LLP
UHY LLP
Sterling Heights, Michigan April 1, 2025 PCAOB Number: 01195

Blue Dolphin Energy Company
December 31, 2024 | Page 37

Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81	$18,713
Restricted cash, current	1,000	-
Accounts receivable, net	713	116
Accounts receivable, related party	5,247	4,184
Prepaid expenses and other current assets	1,874	1,591
Deposits	185	110
Inventory	35,662	24,576
Total current assets	44,762	49,290

LONG-TERM ASSETS
Total property and equipment, net	52,433	54,958
Operating lease right-of-use assets, net	456	158
Restricted cash, noncurrent	-	5
Surety bonds	1,255	230
Deferred tax assets, net	2,990	1,436
Total long-term assets	57,134	56,787

TOTAL ASSETS	$101,896	$106,077

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$35,920	$39,440
Line of credit, related party	3,250	-
Long-term debt, related party, current portion	1,459	-
Interest payable	235	2,596
Interest payable, related party	1,437	-
Accounts payable	11,630	1,814
Accounts payable, related party	-	889
Current portion of lease liabilities	264	147
Income taxes payable	18	951
Asset retirement obligations, current portion	2,999	4,504
Accrued expenses and other current liabilities	6,689	5,084
Total current liabilities	63,901	55,425

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	191	-
Long-term debt, net of current portion	2,300	3,745
Long-term debt, related party, net of current portion	2,541	4,000
Long-term interest payable, related party, net of current portion	-	1,308
Total long-term liabilities	5,032	9,053

TOTAL LIABILITIES	68,933	64,478

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at December 31, 2024 and 2023, respectively)(1)	149	149
Additional paid-in capital	39,758	39,758
Retained earnings (deficit)	(6,944)	1,692
TOTAL STOCKHOLDERS' EQUITY	32,963	41,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,896	$106,077

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At both December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2024 | Page 38

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2024	2023
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$313,579	$390,016
Tolling and terminaling	3,940	6,032
Total revenue from operations	317,519	396,048

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	292,255	339,210
Other conversion costs	17,010	10,148
Tolling and terminaling costs	1,790	2,012
Depreciation and amortization	2,574	2,579
Total cost of goods sold	313,629	353,949
Other operating costs
LEH operating fee, related party	811	533
Other operating expenses	640	208
General and administrative expenses	6,443	3,134
Depreciation and amortization	232	219
Impairment of fixed assets	-	1,558
Bad debt expense	70	-
Accretion of asset retirement obligations	-	59
Total cost of operations	321,825	359,660

Income (loss) from operations	(4,306)	36,388

OTHER INCOME (EXPENSE)

Interest and other income	205	241
Interest and other expense	(6,064)	(6,103)
Total other expense	(5,859)	(5,862)

Income (loss) before income taxes	(10,165)	30,526

Income tax benefit	1,529	485

Net income (loss)	$(8,636)	$31,011

Income (loss) per common share:
Basic	$(0.58)	$2.08
Diluted	$(0.58)	$2.08

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968
Diluted	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2024 | Page 39

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity (Deficit)
	(in thousands except share amounts)

Balance at December 31, 2022	14,921,968	$149	$39,758	$(29,319)	$10,588

Net income	-	-	-	31,011	31,011

Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net loss	-	-	-	(8,636)	(8,636)

Balance at December 31, 2024	14,921,968	$149	$39,758	$(6,944)	$32,963

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2024 | Page 40

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2024	2023
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(8,636)	$31,011
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,806	2,798
Accretion of asset retirement obligations	-	59
Deferred income tax	(1,554)	(1,436)
Amortization of debt issue costs	203	204
Bad debt (recovery of bad debt)	70	-
Impairment of fixed assets	-	1,558
Changes in operating assets and liabilities
Restricted cash	-	1,032
Accounts receivable	(667)	(4,184)
Accounts receivable, related party	(1,063)	(1,140)
Prepaid expenses and other current assets	(358)	1,875
Inventory	(11,086)	(4,732)
Long-term bond assets	(1,025)	-
Asset retirement obligations	(1,505)	-
Accounts payable, accrued expenses and other liabilities	8,030	(7,774)
Accounts payable, related party	(889)	734
Net cash provided by (used in) operating activities	(15,674)	20,005

INVESTING ACTIVITIES
Capital expenditures	(46)	(102)
Net cash used in investing activities	(46)	(102)

FINANCING ACTIVITIES
Proceeds from related-party debt	3,250	-
Payments on debt principal	(5,167)	(1,495)
Net activity on related-party debt	-	(1,211)
Net cash used in financing activities	(1,917)	(2,706)
Net change in cash, cash equivalents, and restricted cash	(17,637)	17,197

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,718	1,521
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,081	$18,718

Supplemental Information:
Non-cash investing and financing activities:
Right of use assets financed via operating leases	$497	$215
Interest paid	$6,911	$11,288

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2024 | Page 41

Notes to Consolidated Financial Statements

(1)	Organization

Company Overview. Blue Dolphin was formed in 1986 as a Delaware corporation.  The company is an independent downstream energy company operating in the Gulf Coast region of the U.S.  Operations primarily consist of a light sweet-crude, 15,000-bpd crude distillation tower, and approximately 1.25 million bbls of petroleum storage tank capacity in Nixon, Texas.  Blue Dolphin trades on the OTCQX under the ticker symbol “BDCO.”

Assets are organized into two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive leasehold interests in offshore oil and gas wells), and BDSC (administrative services).  See “Note (4)” to our consolidated financial statements for more information about our business segments.

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Blue Dolphin, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 83.7% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Working Capital. As of December 31, 2024 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern. Those conditions and events included historical working capital deficits and significant debt in current liabilities, certain of which was in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

We had a working capital deficit of  $19.1 million at  December 31, 2024 compared to a working capital deficit of  $6.1 million at December 31, 2023, representing a  $13.0 million decrease. Our significant debt in current liabilities at December 31, 2024 consisted of bank debt to Veritex and GNCU and related-party debt. Excluding accrued interest, we had current related-party and third-party debt of  $40.6 million and  $39.4 million as of December 31, 2024 and 2023, respectively.  The  $1.2 million increase in current debt between the periods primarily related to a $3.3 million draw under the Affiliate Revolving Credit Agreement offset by loan payments. We continue to engage with potential lenders to obtain additional funding to refinance and restructure debt and further improve working capital.

Our current assets totaled  $44.8 million at  December 31, 2024 compared to  $49.3 million at December 31, 2023, representing a $4.5 million decrease. Our current liabilities totaled  $63.9 million at December 31, 2024 compared to  $55.4 million at  December 31, 2023, representing a  $8.5 million increase.

(2)	Principles of Consolidation and Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements, which include Blue Dolphin and its subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in FASB’s ASC, the sole source of U.S. GAAP. All significant intercompany items have been eliminated in consolidation. Additionally, any material subsequent events that occurred after the date through which this report covers have been properly recognized or disclosed in our financial statements. In management’s opinion, all adjustments necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

Reclassifications. When necessary, we reclassified prior period financial information to conform to the current year's presentation.

Significant Accounting Policies. We present a summary of significant Blue Dolphin accounting policies to assist investors and other stakeholders in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and management consistently applied these accounting policies in the preparation of our consolidated financial statements.

Use of Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of December 31, 2024 and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current and restricted cash, noncurrent at December 31, 2024 and 2023, if any, reflected amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (10)" to our consolidated financial statements for additional disclosures associated with covenants related to our secured loan agreements with related parties and third parties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$81	$18,713
Restricted cash, current	1,000	-
Restricted cash, noncurrent	-	5
	$1,081	$18,718

Accounts Receivable and Allowance for Credit Losses. Accounts receivable are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $0 and $0.06 million at  December 31, 2024 and 2023, respectively.

Blue Dolphin Energy Company
December 31, 2024 | Page 42

Notes to Consolidated Financial Statements (Continued)

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt. As of December 31, 2024 and 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The fair value of our longer term debt was $45.4 million and $47.2 million, at December 31, 2024 and 2023, respectively.

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

Pipelines and Facilities. We record our pipelines and facilities at cost less any adjustments for depreciation or impairment. We computed depreciation using the straight-line method over estimated useful lives ranging from 10 to 22 years. Per FASB ASC guidance, we performed impairment testing of our pipeline and facilities assets in 2016. Upon completion of testing, we fully impaired our pipeline assets at  December 31, 2016. See "Notes (11), (15), and (16)” for additional disclosures related to the decommissioning of our pipelines and facilities assets, related risks, and AROs.

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

Construction in Progress (CIP). CIP expenditures, including capitalized interest, relate to the Nixon facility's construction and refurbishment activities and equipment. These expenditures are capitalized as incurred. Depreciation begins once the asset is placed in service. See "Note (8)” for additional disclosures related to refinery and facilities assets, oil and gas properties, pipelines and facilities assets, and CIP.

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

For operating leases, we record lease costs on a straight-line basis over the lease term; we record lease expenses in the appropriate line on the income statement based on the leased asset’s intended use. For finance leases (previously referred to under U.S. GAAP as capital leases), we amortize lease payments for the ROU asset on a straight-line basis over the lesser of the leased asset’s useful life or the lease term; we record amortization expenses on the income statement in ‘depreciation and amortization expense;’ we record interest expense on the income statement in ‘interest and other expense.’

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

Deferred Revenue. Deferred revenue represents a liability related to a revenue-producing activity as of the balance sheet date.  We record unearned revenue, which usually consists of customer prepayments, when we receive the cash payment. Once we satisfy the performance obligation, we recognize revenue in conformity with U.S. GAAP.

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

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At  December 31, 2024 and 2023, there were no uncertain tax positions for which a reserve or liability was necessary.

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

Commodity price market volatility associated with general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East) may adversely impact the carrying value of certain of our long-lived assets. Management evaluated refinery and facilities assets for impairment as of  December 31, 2024. We did not record any impairment of our long-lived assets for the periods presented.

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

Pipeline and Facilities; Oil and Gas Properties. Management uses significant judgment to estimate future asset retirement costs for our pipelines, related facilities, and oil and gas properties. These costs relate to dismantling and disposing of certain physical assets, plugging and abandoning wells, and restoring land and sea beds. Factors considered include regulatory requirements, structural integrity, water depth, reservoir depth, equipment availability, and mobilization efforts. We review our assumptions and estimates of future abandonment costs annually. See "Notes (11), (15), and (16)” for additional information related to AROs.

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

Computation of Earnings Per Share. We present basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We calculate diluted EPS by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the entity’s earnings. We do not currently have issued options, warrants, or similar instruments. Convertible shares, if granted, are not included in the computation of earnings per share if anti-dilutive. See "Note (14)” for additional information related to EPS.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the twelve months ended December 31, 2024 we adopted the following ASU:

●

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss), and a description of its composition, (ii) the title and position of the CODM, and (iii) an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our financial statements.

New Pronouncements Issued, Not Yet Effective.   We expect to adopt the following ASUs in future periods:

●

ASU 2024-03 — Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). In November 2024, the FASB issued ASU 2024-03, requiring additional disclosure of certain costs and expenses within the notes to the consolidated financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the provisions of ASU 2024-03 and the incremental disclosures that will be required in our consolidated financial statements.

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

Blue Dolphin Energy Company
December 31, 2024 | Page 43

Notes to Consolidated Financial Statements (Continued)

(3)	Related-Party Transactions

Affiliate Agreements.

Financial and Operating Agreements. During 2024 and 2023, Blue Dolphin and certain subsidiaries were parties to the following financial and operating agreements with Affiliates:

Agreement/Transaction	Parties	Effective Date	Key Terms
Third Amended and Restated Operating Agreement(1)	Blue Dolphin and subsidiaries LEH	04/01/2024	For LEH operation and management of all Blue Dolphin’s assets; 1-year term; expires 04/01/2025 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs of Blue Dolphin and its subsidiaries, excluding crude costs, depreciation, amortization, and interest; LEH-provided services include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such as the principal executive officer and principal financial and accounting officer; as a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes; all personnel are employed and paid by LEH.
Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
Jet Fuel Purchase Agreements	LE LEH	04/21/2023	Product agreements for 2023 purchases of jet fuel by LE from LEH; jet fuel priced at LEH’s product cost; LE sold the jet fuel back to LEH under a prior jet fuel sales agreement between the parties.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	LEH pays NPS a tank rental fee of $0.2 million per month to store jet fuel at the Nixon facility; 1-year evergreen term; either party may cancel upon 60 days’ prior written notice.
LE Amended and Restated Master Services Agreement(1)	LE Ingleside	03/01/2023	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee of $0.1 million per month; the agreement term is month-to-month.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023	Relates to payoff of LE $25.0 million Veritex loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the LE Term Loan Due 2034.
NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023	Relates to payoff of NPS $10.0 million GNCU loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the NPS Term Loan Due 2031.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023	Relates to payoff of LRM $10.0 million Veritex loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal owed under the LRM Term Loan Due 2034.
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023	Relates to payoff of Blue Dolphin $2.0 million SBA loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the Blue Dolphin Term Loan Due 2051.
Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent approximately $0.003 million per month.

(1)	On March 26, 2025 the Board approved modifications to the terms of these agreements. See "Note (16)" to our consolidated financial statements for additional disclosures related to these related-party financial operating agreements and other related party transactions.

Debt Agreements. During 2024 and 2023, Blue Dolphin and certain subsidiaries were parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Affiliate Revolving Credit Agreement(1)	Blue Dolphin and Subsidiaries	$5.0 million maximum(2)	Expiration of Initial Term or Renewal Term	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
BDPL-LEH Loan Agreement (in forbearance)(1)	LEH	$4.0 million	April 2027	$0.05	8.00%	Working capital
BDPL

(1)	On March 26, 2025 the Board approved modifications to the terms of these agreements. See "Note (16)" to our consolidated financial statements for additional disclosures related to these related-party debt agreements and other related party transactions.
(2)	As of December 31, 2024, $3.3 million was drawn under the agreement.

See "Note (16) for additional disclosures related to related-party transactions.

Forbearance and Defaults.

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement dated May 9, 2023, LEH agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest is being incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.4 million and $3.4 million in interest during the twelve months ended December 31, 2024 and 2023, respectively. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to payment violations prior to May 2023.

Covenants, Guarantees and Security. The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  Certain BDPL property serves as collateral under the BDPL-LEH Loan Agreement.

See “Note (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with third parties and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company
December 31, 2024 | Page 44

Notes to Consolidated Financial Statements (Continued)

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts receivable and accounts payable, related party.  We net settle amounts owed between Blue Dolphin and its subsidiaries and Affiliates under financial and operating agreements (as discussed elsewhere within this "Note (3)").  Amounts owed between the parties can vary significantly from period to period even if underlying transactions remain relatively stable based on settlement dates. We reflect any excess amounts owed by Affiliates to Blue Dolphin and its subsidiaries on our consolidated balance sheets within accounts receivable—related party. Except for debt, we reflect any excess amounts owed by Blue Dolphin and its subsidiaries to Affiliates on our consolidated balance sheets within accounts payable, related party. Accounts receivable and accounts payable, related-party as of the dates indicated was as follows:

	December 31,
	2024	2023
	(in thousands)

Current assets
Accounts receivable, related party	$ 5,247	$ 4,184
Current liabilities
Accounts payable, related party	-	889

Accounts receivable, related party at  December 31, 2024 reflected amounts owed by LEH to LE under the Amended and Restated Jet Fuel Sales Agreement.  Accounts payable, related party at December 31, 2023 reflected amounts owed by LE to Ingleside under the LE Amended and Restated Master Services Agreement.

Related-Party Debt. We reflect the amounts owed by Blue Dolphin and its subsidiaries to Affiliates under debt agreements on our consolidated balance sheets within long-term debt, related party and interest payable, related party.  Related-party long-term debt, including outstanding original principal, as of the dates indicated was as follows:

	December 31,
	2024	2023
	(in thousands)
LEH
BDPL-LEH Loan Agreement (in forbearance)	$4,000	$4,000
Line of credit, related party	3,250	-
LEH Total	7,250	4,000

Less: Long-term debt, related party, current portion	(1,459)	-
Less: Line of credit, related party	(3,250)	-
	$2,541	$4,000

Related-party accrued interest associated with long-term debt as of the dates indicated consisted was as follows:

	December 31,
	2024	2023
	(in thousands)
LEH
BDPL-LEH Loan Agreement (in forbearance)	$1,308	$1,308
Line of credit, related party	-	-
LEH Total	1,308	1,308
Jonathan Carroll
Guaranty fee agreements	129	-
	1,437	1,308

Less: Long-term debt, related party, current portion	(1,437)	-
Long-term interest payable, related party, net of current portion	$-	$1,308

Years Ending December 31,	Principal
(in thousands)

2025	$4,709
2026	2,541
2027	-
2028	-
2029	-
Subsequent to 2029	-
$7,250

Consolidated Statements of Income.

Total revenue from operations. Revenue from Affiliates under the Amended and Restated Jet Fuel Sales Agreement and the NPS Terminal Services Agreement as of the dates indicated was as follows:

	Twelve Months Ended December 31,
	2024		2023
	(in thousands, except percent amounts)
Refinery operations
LEH	$114,011	35.8%	$123,395	31.2%
Third-Parties	199,568	62.9%	266,621	67.3%
Tolling and terminaling
LEH	2,160	0.7%	2,160	0.5%
Third-Parties	1,780	0.6%	3,872	1.0%
	$317,519	100.0%	$396,048	100.0%

In 2023, LE purchased jet fuel from LEH pursuant to Jet Fuel Purchase Agreements.  The first transaction occurred in April 2023 for approximately $4.0 million.  The second transaction occurred in May 2023 for approximately $4.4 million. There were no transactions under jet fuel purchase agreements by LE in 2024.

Blue Dolphin Energy Company
December 31, 2024 | Page 45

Notes to Consolidated Financial Statements (Continued)

Interest expense. Interest expense associated with guaranty fee agreements and a debt agreement with Affiliates as of the dates indicated was as follows:

	Twelve Months Ended December 31,
	2024	2023
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$386	$403
Tied to NPS Term Loan Due 2031	199	200
Tied to Second Term Loan Due 2034	161	167
Tied to Blue Dolphin Term Loan Due 2051	40	40
LEH
BDPL-LEH Loan Agreement (in forbearance)	424	657
	$1,210	$1,467

Other. BDSC received sub-lease income from LEH totaling $0.03 million for both twelve months ended December 31, 2024 and 2023.

The LEH operating fee, related party under the Third Amended and Restated Operating Agreement totaled $0.8 million for the twelve months ended December 31, 2024 compared to approximately $0.5 million for the twelve months ended December 31, 2023. The increase was related to higher manufacturing overhead costs, including insurance.

Lease expense associated with the LE Amended and Restated Master Services Agreement (as discussed elsewhere within this "Note (3)" and in "Note (12)" to our consolidated financial statements) totaled $1.3 million and $1.0 million for the twelve months ended December 31, 2024 and 2023, respectively.

Consolidated Cash Flow Statements.

Net Activity on Related-Party Debt.  Pursuant to a payoff letter dated March 31, 2023, Blue Dolphin fully satisfied the debt and defaults associated with certain related-party promissory notes, which were previously assigned to LEH.  As a result, all encumbrances that the lender or assignee had against Blue Dolphin were thereby terminated.  In 2023, Blue Dolphin reflected the $1.2 million satisfaction of the amount owed to LEH on its consolidated cash flow statements as net activity on related-party debt.

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

Through implementation of ASU 2023-07, “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures,” we are including additional disclosures regarding significant segment expenses regularly provided to our chief operating decision maker ("CODM"), who is our Chief Executive Officer. For our refining segment, significant expenses relate to crude oil, fuel use, and chemicals, other conversion costs, and the LEH operating fee.  For our tolling and terminaling segment, significant expenses relate to fees associated with an intercompany tolling agreement. The CODM reviews segment profit or loss on a monthly and quarterly basis and considers trend analyses as well as other market factors when making decisions about resource allocation. The measure of segment assets reported on our consolidated balance sheets and reviewed by our CODM is total assets.

Revenue from Contracts with Customers.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances.

	December 31,
	2024	2023
	(in thousands)

Accounts receivable (including related-party), beginning of period	$4,300	$1,148
Accounts receivable (including related-party), end of period	5,960	4,300

Unearned revenue, beginning of period	$3,243	$3,888
Unearned revenue, end of period	2,727	3,243

Segment Information. We modified our segment presentation to incorporate applicable depreciation and amortization into our cost of goods sold subtotal. We believe this provides a more complete representation of our cost of goods sold. Prior periods were modified to conform with this presentation.

Blue Dolphin Energy Company
December 31, 2024 | Page 46

Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Twelve Months Ended
	December 31,
	2024			2023
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Refinery Operations	Tolling & Terminaling	Corporate & Other
	(in thousands)

Segment revenue	$313,579	$6,576	$-	$390,016	$8,622	$-
Intercompany(1)	-	(2,636)	-	-	(2,590)	-
Total revenue from operations	313,579	3,940	-	390,016	6,032	-

Crude oil, fuel use, and chemicals	292,873	-	-	340,268	-	-
Other conversion costs	19,175	-	-	12,059	-	-
Intercompany processing fees	(2,636)	-	-	(2,590)	-	-
Tolling and terminaling costs	-	1,642	-	-	1,633	-
Depreciation and amortization	1,206	1,368	-	1,211	1,368	-
Total costs of goods sold	310,618	3,010	-	350,948	3,001	-

LEH operating fee, related party	811	-	-	533	-	-
General and administrative expenses	1,105	231	5,177	1,105	87	3,559
Other operating expenses(2)	-	-	641	-	-	208
Depreciation and amortization	-	-	232	-	-	219
Interest, net	3,313	1,961	585	3,130	1,964	768
Total costs and expenses	315,847	5,202	6,635	355,716	5,052	4,754

Income (loss) before income taxes	(2,268)	(1,262)	(6,635)	34,300	980	(4,754)

Income tax benefit	-	-	1,529	-	-	485

Net income (loss)	$(2,268)	$(1,262)	$(5,106)	$34,300	$980	$(4,269)

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)
Capital expenditures
Refinery operations	$46	$102
Total capital expenditures	$46	$102

	December 31,
	2024	2023
	(in thousands)
Identifiable assets
Refinery operations	$78,996	$86,565
Tolling and terminaling	16,904	16,464
Corporate and other	5,996	3,048
Total identifiable assets	$101,896	$106,077

Blue Dolphin Energy Company
December 31, 2024 | Page 47

Notes to Consolidated Financial Statements (Continued)

(5)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At December 31, 2024 and 2023, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $0.7 million and $18.2 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier . Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate.   During 2023, we operated under the Tartan Crude Supply Agreement.  Tartan also stored crude oil at the Nixon facility under a terminal services agreement.  In a letter dated October 31, 2023, Tartan provided LE and NPS the required 60 days’ notice of its intention to terminate the Tartan Crude Supply Agreement and terminal services agreement. The effective date of the termination was December 31, 2023.  During 2023, the vast majority of our crude was sourced from Tartan under the Tartan Crude Supply Agreement.

On December 29, 2023, we entered a new crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and the crude supply agreement renews on a quarterly evergreen basis.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices  may increase, crude oil transportation costs could increase, and our liquidity  may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs  may rise, or we  may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Significant Customers. We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	December 31,
Twelve Months Ended	Customers	from Operations	(in millions)

December 31, 2024	3	69.6%	$5.2
December 31, 2023	3	75.0%	$4.2

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 30.8% and 31.7% of our total revenue from operations for the twelve months ended December 31, 2024 and 2023, respectively. The Affiliate represented $5.2 and $4.2 million in accounts receivable, related party at December 31, 2024 and 2023, respectively.

Concentration of Customers. Our customer base consists of refined petroleum product wholesalers.  Economic changes affect our customers positively or negatively, impacting our overall credit risk exposure. Economic changes include uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East).  Historically, we have had no significant problems collecting our accounts receivable.

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to other countries, such as low-sulfur diesel to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2024		2023
	(in thousands, except percent amounts)
LPG mix	$318	0.1%	$302	0.1%
Naphtha	77,845	24.8%	76,050	19.5%
Jet fuel	114,011	36.4%	123,395	31.6%
HOBM	39,045	12.5%	92,947	23.8%
AGO	82,360	26.4%	97,322	25.0%
	$313,579	100.0%	$390,016	100.0%

An Affiliate, LEH, purchases all our jet fuel.  See "Note (3)” for additional disclosures related to Affiliate agreements and arrangements.

Blue Dolphin Energy Company
December 31, 2024 | Page 48

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	December 31,
	2024	2023
	(in thousands)

Prepaid insurance	$1,382	$1,168
Other prepaids	483	230
Prepaid easement renewal fees	9	32
Prepaid crude oil and condensate	-	161
	$1,874	$1,591

(7)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	December 31,
	2024	2023
	(in thousands)

HOBM	$28,364	$5,144
Jet fuel	3,403	8,570
Naphtha	2,814	8,782
Crude oil and condensate	754	1,494
AGO	157	392
Chemicals	154	160
Propane	13	24
LPG mix	3	10
	$35,662	$24,576

We incurred an inventory impairment expense of $8.3 million and $5.2 million for the twelve months ended December 31, 2024 and 2023, respectively.

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	December 31,
	2024	2023
	(in thousands)

Refinery and facilities	$72,776	$72,675
Land	566	566
Other property and equipment	913	913
	74,255	74,154

Less: Accumulated depreciation and amortization	(25,537)	(22,966)
	48,718	51,188

Construction in progress	3,715	3,770
	$52,433	$54,958

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	December 31,
	2024	2023
	(in thousands)

Unearned revenue from contracts with customers	$2,727	$3,243
Accrued fines and penalties	2,146	522
Insurance	793	467
Taxes payable	427	142
Other payable	308	297
Customer deposits	163	163
Board of director fees payable	125	250
	$6,689	$5,084

Blue Dolphin Energy Company
December 31, 2024 | Page 49

Notes to Consolidated Financial Statements (Continued)

(10)	Third-Party Long-Term Debt

Debt Agreements.  Blue Dolphin and certain of its subsidiaries are currently parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
Kissick Debt (in forbearance)(2)	LE	$11.7	March 2025	$0.5	6.25%	Working capital
	Kissick Noteholder
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First

(1)	Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants. As of December 31, 2024, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively. With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At December 31, 2024 restricted cash, current and noncurrent totaled $1.0 million and $0.0, respectively. At December 31, 2023, both restricted cash, current and noncurrent totaled $0.0. Although the payment reserve account was $0.0 at December 31, 2023, we replenished the account in early January 2024.
(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment due in November 2024. As of December 31, 2024 and the filing date of this report, the NPS Term Loan Due 2031 was in technical default for failure to have an active deposit account with the lender and provide standalone audited financial statements for NPS, a wholly-owned subsidiary.

(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

(5)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(6)	In October 2020, LE entered into the Equipment Loan Due 2025 to purchase a backhoe; the backhoe is used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Third-party long-term debt, including outstanding original principal, as of the dates indicated, was as follows:

	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$18,753	$19,677
LRM Term Loan Due 2034 (in default)	7,793	8,190
Kissick Debt (in forbearance)	1,432	4,978
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,671	9,958
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	14	29
	39,963	45,132

Less: Long-term debt, net, current portion	(35,920)	(39,440)
Less: Unamortized debt issue costs	(1,743)	(1,947)
	$2,300	$3,745

Blue Dolphin Energy Company
December 31, 2024 | Page 50

Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs associated with the Veritex and GNCU loans, as of the dates indicated, consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,429)	(1,225)
	$1,743	$1,947

Amortization expense was $0.2 million for both twelve-month periods ended December 31, 2024 and 2023.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	December 31,
	2024	2023
	(in thousands)

SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	$93	$135
LE Term Loan Due 2050	8	12
NPS Term Loan Due 2053	8	12
Veritex Loans
LE Term Loan Due 2034 (in default)	48	181
LRM Term Loan Due 2034 (in default)	61	70
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
Kissick Debt (in forbearance)	-	2,169
Equipment Loan Due 2025	-	-
	235	2,596
Less: Accrued interest payable, current portion	(235)	(2,596)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  December 31, 2024 and 2023 due to being in default.

Forbearance Agreements and Default.

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

Kissick Payment Agreement. Pursuant to a Payment Agreement between LE and the Kissick Noteholder dated April 30, 2023, the Kissick Noteholder agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the Kissick Debt.  Under the terms of the Kissick payment agreement, LE agreed to make monthly principal and interest payments totaling $0.5 million beginning in April 2023, continuing on the first of each month through February 2025, with a final payment in March 2025. LE paid the Kissick Noteholder $5.9 million and $4.5 million in principal and interest during the twelve months ended December 31, 2024 and 2023, respectively. As of the filing date of this report, the Kissick Debt was paid in full.

Defaults.  As of December 31, 2024 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating. See “Notes (3) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with related parties and third parties and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company
December 31, 2024 | Page 51

Notes to Consolidated Financial Statements (Continued)

Guarantees and Security.

Loan Description	Guarantees	Security
Veritex Loans
LE Term Loan Due 2034 (in default)	● USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	● Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	● Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
		●	$5.0 million life insurance policy on Jonathan Carroll
LRM Term Loan Due 2034 (in default)	● USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	● Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	● Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
		●	First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Veritex has second priority lien
		●	Substantially all assets
Kissick Debt (in forbearance)(2)	---	●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	● USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	● Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	● Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
SBA Economic Injury Disaster Loans
BDEC Term Loan Due 2051	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	●	First priority security interest in the equipment (backhoe).

(1)	Lender required Jonathan Carroll to personally guarantee repayment of borrowed funds and accrued interest.
(2)	Subject to the Kissick Subordination Agreement between the Kissick Noteholder and Sovereign Bank (predecessor to Veritex) dated June 22, 2015. Under the agreement, the Kissick Noteholder agreed, and LE consented, to subordinate its rights to security interest and liens in favor of Sovereign (now Veritex) as holder of the LE Term Loan Due 2034.

Representations, Warranties, and Covenants. The First Term Loan Due 2034, Second Term Loan Due 2034, NPS Term Loan Due 2031, BDEC Term Loan Due 2051, LE Term Loan Due 2050, and NPS Term Loan Due 2050 contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for bank facilities of these types.  Specifically, The First Term Loan Due 2034 and Second Term Loan Due 2034 contain quarterly debt service coverage, total combined current assets, total combined current liabilities, and total combined debt ratios and annual current and debt to net worth ratios. The First Term Loan Due 2034 also requires that a $1.0 million payment reserve account be maintained. The NPS Term Loan Due 2031 requires NPS to have an active deposit account with the lender, provide standalone audited financial statements for NPS, a wholly owned subsidiary, and meet annual maintenance of debt service coverage and current ratios. There are no covenants associated with the Kissick Debt, BDEC Term Loan Due 2051, LE Term Loan Due 2050, NPS Term Loan Due 2050, and the Equipment Loan Due 2025.

Future annual third-party long-term debt payments, certain of which are reflected as current due to defaults, are as follows:

Years Ending December 31,	Principal	Debt Issue Costs	Total
	(in thousands)

2025	$37,663	$(1,743)	$35,920
2026	1	-	1
2027	47	-	47
2028	53	-	53
2029	54	-	54
Subsequent to 2029	2,145	-	2,145
	$39,963	$(1,743)	$38,220

Blue Dolphin Energy Company
December 31, 2024 | Page 52

Notes to Consolidated Financial Statements (Continued)

(11)	AROs

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

	December 31,
	2024	2023
	(in thousands)

AROs, at the beginning of the period	$4,504	$3,710
Changes in estimates of existing obligations	-	1,558
Liabilities settled	(1,505)	(823)
Accretion expense	-	59
	2,999	4,504
Less: AROs, current portion	(2,999)	(4,504)
Long-term AROs, at the end of the period	$-	$-

BDPL maintained $3.0 million and $4.5 million in AROs related to decommissioning pipeline and facilities assets at December 31, 2024 and 2023, respectively. During the twelve months ended December 31, 2024, we settled ARO liabilities totaling $1.5 million related to our pipeline and facilities assets. We also incurred approximately $0.9 million in additional decommissioning related expenses during the twelve months ended December 31, 2024 due to the impact of poor weather conditions. During the twelve months ended December 31, 2023, we recorded an increase in ARO liabilities of $1.6 million due to a change in the timing and cost of decommissioning these assets, settled ARO liabilities totaling $0.8 million, and recognized accretion expense of $0.06 million.

BOEM mandated that our pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements.  Management worked with a consultant to develop a decommissioning plan, and BDPL was following the plan. BDPL completed a sizeable portion of the project from late  December 2023 to mid- February 2024. However, due to poor weather conditions that contributed to significant cost overruns, in July 2024 BDPL requested a BSEE extension to decommission the remaining portion of the Blue Dolphin Pipeline System and associated platform until the second quarter of 2025. BDPL’s request for a decommissioning extension was denied by BSEE in September 2024. On March 17, 2025, BSEE issued BDPL an INC for failing to comply with certain of its decommissioning obligations; see "Note (16) for additional disclosures related to this BSEE INC. Management is currently assessing the feasibility and cost of performing decommissioning work. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Right-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. During the  twelve months ended December 31, 2024 and 2023 BDPL received the following BSEE civil penalty referral letters:

●

Civil Penalty G-2023-021. In September 2023, BDPL received a civil penalty referral letter from BSEE for failing to timely submit a platform inspection report associated with BSEE INC No. G822 issued in March 2023. In October 2023, BSEE calculated a proposed civil penalty of $0.2 million against BDPL; BSEE finalized the penalty amount in January 2024. BDPL paid the final civil penalty amount in full in April 2024.

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. See "Note (16)" for additional disclosures related to this BSEE civil penalty.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. See "Note (16)" for additional disclosures related to this BSEE civil penalty.

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). See "Note (16)" for additional disclosures related to this BSEE civil penalty.

At  December 31, 2024 and 2023, BDPL maintained  $3.0 million and  $4.5 million, respectively, in AROs related to abandonment of its pipeline and facilities assets.  See "Notes (15) and (16)" for additional disclosures related to AROs and BSEE civil penalties.

Blue Dolphin Energy Company
December 31, 2024 | Page 53

Notes to Consolidated Financial Statements (Continued)

(12)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.03 million for both twelve months ended December 31, 2024 and 2023. See “Notes (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the LE Amended and Restated Master Services Agreement. Lease expense associated with the LE Amended and Restated Master Services Agreement totaled $1.3 million and $1.0 million for the twelve months ended December 31, 2024 and 2023.  Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to the LE Amended and Restated Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$497	$787
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(41)	(629)

Total lease assets		456	158

Liabilities
Current
Operating lease	Current portion of lease liabilities	264	147

Noncurrent
Operating lease	Long-term lease liabilities, net of current	191	-
Total lease liabilities		$455	$147

Weighted average remaining lease term in years
Operating lease	1.67
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)

Operating lease costs	$207	$206
Short-term lease expense, related party	1,250	1,000
Total lease cost	$1,457	$1,206

The table below presents supplemental cash flow information related to leases as follows:

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$168	$237

As of December 31, 2024, maturities of lease liabilities for the periods indicated was as follows:

December 31,	Operating Lease
(in thousands)

2025	$264
2026	191
$455

Blue Dolphin Energy Company
December 31, 2024 | Page 54

Notes to Consolidated Financial Statements (Continued)

Future minimum annual lease commitments that are non-cancelable:

December 31,	Operating Lease
(in thousands)

2025	$264
2026	191
$455

(13)	Income Taxes

The Inflation Reduction Act ("IRA") was enacted in August 2022. The IRA imposes a 15% alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. We do not fall within the “applicable corporations” category and are therefore exempt from paying an alternative minimum tax.

Tax Provision. The provision for income tax benefit (expense) for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)
Current
Federal	$(15)	$(653)
State	(10)	(298)
Deferred
Federal	1,554	(6,121)
Change in valuation allowance	-	7,557
Total provision for income taxes	$1,529	$485

We record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. Furthermore, none of our federal and state income tax returns are currently under examination by the IRS or state authorities. As of the twelve months ended December 31, 2024, fiscal years 2021 and later remain subject to examination by the IRS and fiscal years 2020 and later remain subject to examination by the State of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

U.S. GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Effective Tax Rate. Our effective tax rate was as follows:

	December 31,
	2024		2023
	(in thousands, except percent amounts)

Expected tax rate	$(2,134)	(21.00)%	$6,410	21.00%
Permanent differences	450	4.43%	-	0.00%
State tax	18	0.18%	298	0.98%
Federal tax	15	0.15%	653	2.14%
True up adjustments	(12)	(0.12)%	(289)	(0.95)%
Utilization of net deferred tax assets	134	1.32%	(6,121)	(20.05)%
Reversal of valuation allowance	-	0.00%	(1,436)	(4.70)%
	$(1,529)	(15.04)%	$(485)	(1.58)%

Our effective tax rate differed from the U.S. federal statutory rate primarily due to changes in the valuation allowance related to anticipated utilization of the net deferred tax assets and state income taxes.

Blue Dolphin Energy Company
December 31, 2024 | Page 55

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes as of the dates indicated consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$6,771	$6,014
Business interest expense	3,792	2,534
Start-up costs (crude oil and condensate processing facility)	169	254
ARO liability/deferred revenue	630	946
Other	76	54
Total deferred tax assets	11,438	9,802

Deferred tax liabilities:
Basis differences in property and equipment	(8,448)	(8,366)
Total deferred tax liabilities	(8,448)	(8,366)
	2,990	1,436

Deferred tax assets, net	$2,990	$1,436

Deferred Income Taxes. Balances for deferred income tax represent the effects of temporary differences between carrying amounts and the actual income tax basis of our assets and liabilities; the balances also reflect NOL carryforwards. We record the balances based on tax rates we expect to be in effect when paid. NOL carryforwards and deferred tax assets represent amounts available to reduce future taxable income.

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. During the year ended  December 31, 2023, the valuation allowance was reduced to zero based upon the expected utilization of the net deferred tax asset as a result of positive evidence that was evaluated, including recent earnings history and expectations for future taxable income.  We recorded no valuation allowance against our deferred tax assets as of   December 31, 2024.

At  December 31, 2024, there were no uncertain tax positions for which a reserve or liability was necessary.

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

NOL carryforwards that remained available for future use for the periods indicated was as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2022	$5,147	$45,624	$50,771

Net operating losses used and expired	(638)	(21,493)	(22,131)

Balance at December 31, 2023	$4,509	$24,131	$28,640

Net operating losses	(638)	4,243	3,605

Balance at December 31, 2024	$3,871	$28,374	$32,245

Blue Dolphin Energy Company
December 31, 2024 | Page 56

Notes to Consolidated Financial Statements (Continued)

(14)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands,
	except share and per share amounts)

Net income (loss)	$(8,636)	$31,011

Basic and diluted earnings (loss) per share	$(0.58)	$2.08
Basic and diluted shares used in computing earnings (loss) per share	14,921,968	14,921,968

Diluted EPS for the twelve months ended December 31, 2024 and 2023 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

Stockholders are entitled to receive such dividends as  may be declared by our Board out of funds legally available for such purpose. However, no dividend  may be declared or paid unless after-tax profit was made in the preceding fiscal year, we comply with covenants in our secured loan agreements, we are current on all required debt payments, and we have received prior written concurrence from certain lenders.

(15)	Commitments and Contingencies

Third Amended and Restated Operating Agreement. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the Third Amended and Restated Operating Agreement and modifications to this agreement.

Defaults Under Secured Loan Agreements. See “Note (10)” to our consolidated financial statements for additional information regarding defaults under secured loan agreements with related parties and third parties and their potential effects on our business, financial condition, and results of operations.

Financing Agreements and Guarantees

Indebtedness.  See “Notes (3), (10), and (16)” to our consolidated financial statements for disclosures related to related-party and third-party indebtedness and defaults thereto.

Guarantees.  Affiliates provided guarantees on certain debt of Blue Dolphin and its subsidiaries.  The maximum amount of any guarantee is equal to the principal amount and accrued interest, which amounts are reduced as payments are made.  See “Notes (3) and (10)” to our consolidated financial statements for additional disclosures related to related-party and third-party guarantees associated with indebtedness and defaults thereto.

Health, Safety and Environmental Matters. The operations of certain Blue Dolphin subsidiaries are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum products and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of jet fuel and other products; and the monitoring, reporting and control of air emissions. These operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failing to obtain and comply with these permits or environmental, health, or safety laws could result in fines, penalties or other sanctions, or a revocation of our permits.

Legal Matters. In the ordinary course of business, we are involved in legal matters incidental to the routine operation of our business, such as mechanic’s liens and contract-related disputes. We  may also become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, sometimes unspecified, damages or penalties  may be sought from us in some matters, which  may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

Resolved Matters.

RLI Corp. Surety Bonds. Blue Dolphin currently has several surety bonds through RLI Corp. as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate, of which $0.2 million was collateralized in cash. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction for the payment of approximately $1.0 million of additional cash collateral for the bonds. BDPL filed its answer to RLI Corp.'s lawsuit in April 2024 denying RLI Corp.'s claims, and in July 2024 BDPL presented a settlement proposal to RLI Corp. to resolve the matter through a series of payments collateralizing the bonds with cash. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September to December 2024, BDPL made payments to RLI Corp. under the settlement agreement totaling $0.6 million. As of the filing date of this report, BDPL was in compliance with the settlement agreement with RLI Corp. Once complete, abandonment of BDPL’s offshore pipeline and platform assets will eliminate the need for all BOEM supplemental pipeline bonds, which would reduce the amount of surety bonds held by RLI Corp. from $1.25 million to $0.25 million.

Pilot Dispute Related to Terminal Services Agreement. As previously disclosed, NPS and Pilot were involved in a contract-related dispute involving to a Terminal Services Agreement pursuant to which NPS stored jet fuel purchased by Pilot at the Nixon facility. The parties entered into a confidential settlement agreement on  December 29, 2023.  As part of the confidential settlement agreement, the parties agreed to mutually release all claims against each other.  Further, all contractual agreements between the parties, including the Terminal Services Agreement, were terminated.

Blue Dolphin Energy Company
December 31, 2024 | Page 57

Notes to Consolidated Financial Statements (Continued)

TCEQ Final Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter is resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million, which will be paid in monthly installments over a three-year period. The SOAH case was dismissed and the matter was remanded back to the TCEQ December 2024; TCEQ finalized the Agreed Order in February 2025.  At both   December 31, 2024 and 2023, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

Unresolved Matters

BOEM Supplemental Pipeline Bonds.  To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM.

Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, an increase of $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply. BDPL appealed the INCs to the IBLA.  Although the IBLA granted multiple extension requests, the Office of the Solicitor of the U.S. Department of the Interior indicated that BOEM would not consent to further extensions. The Solicitor’s office signaled that BDPL’s adherence to decommissioning its offshore pipelines and platform would likely help in future discussions with BOEM related to the INCs. Fulfilling abandonment obligations related to the subject assets will significantly reduce or eliminate the amount of supplemental pipeline bonds required by BOEM, which may serve to partially or fully resolve the INCs.  See "Note (16)" for additional disclosures related to this BOEM appeal.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2024 and 2023. At both  December 31, 2024 and 2023, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to the BOEM through RLI Corp.

BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties. BDPL has pipelines and platform assets subject to BSEE’s idle iron regulations.  Idle iron regulations require lessees and rights-of-way holders to permanently abandon and remove platforms and other structures when they are no longer useful for operations. Until such structures are abandoned or removed, lessees and rights-of-way holders are required to inspect and maintain the assets in accordance with regulatory requirements.

Platform Inspection Obligation. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In March 2023, BSEE issued BDPL an INC for failing to perform the required 2021 and 2022 structural surveys for the GA-288C platform and for failing to provide BSEE with such survey results. In April 2023, BSEE granted BDPL an extension for completing the required platform inspection until May 30, 2023.  Although BDPL requested a second extension, BSEE denied BDPL’s request.  BDPL completed the platform inspection on August 26, 2023 and submitted the survey report to BSEE on September 6, 2023.

Decommissioning Obligations.  Because our pipelines and facilities assets have been inactive for an extended period, BSEE mandated that they be decommissioned. In October 2023, management met BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL submitted its decommissioning plan to the agency in November 2023. Although the decommissioning of these assets was delayed due to cash constraints associated with historical net losses during the pandemic, a sizeable portion of the decommissioning project was completed from late  December 2023 to mid- February 2024. Additional work was planned for 2024; however, no additional work was performed due to significant cost overruns under the first phase of work due to poor weather conditions. In July 2024, BDPL requested a BSEE extension to decommission the remaining portion of the Blue Dolphin Pipeline System and associated platform until the second quarter of 2025; BDPL’s request for a decommissioning extension was denied by BSEE in September 2024. On March 17, 2025, BSEE issued BDPL an INC for failing to comply with certain of its decommissioning obligations; see "Note (16) for additional disclosures related to this BSEE INC.

Management is currently assessing the feasibility and cost of performing decommissioning work. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Right-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. During the twelve months ended December 31, 2024 and 2023 BDPL received the following BSEE civil penalty referral letters:

●

Civil Penalty G-2023-021. In September 2023, BDPL received a civil penalty referral letter from BSEE for failing to timely submit a platform inspection report associated with BSEE INC No. G822 issued in March 2023. In October 2023, BSEE calculated a proposed civil penalty of $0.2 million against BDPL; BSEE finalized the penalty amount in January 2024. BDPL paid the final civil penalty amount in full in April 2024.

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. See "Note (16)" for additional disclosures related to this BSEE civil penalty.

Blue Dolphin Energy Company
December 31, 2024 | Page 58

Notes to Consolidated Financial Statements (Continued)

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. See "Note (16)" for additional disclosures related to this BSEE civil penalty.

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). See "Note (16)" for additional disclosures related to this BSEE civil penalty.

At  December 31, 2024 and 2023, BDPL maintained $3.0 million and $4.5 million, respectively, in AROs related to abandonment of its pipeline and facilities assets. See "Notes (11) and (16)" for additional disclosures related to AROs and BSEE civil penalties.

(16)	Subsequent Events

Related Party Transactions

Fourth Amended and Restated Operating Agreement. An amendment and restatement of the Third Amended and Restated Operating Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on  March 26, 2025 with an effective date of  April 1, 2025. The renewal term of the Fourth Amended and Restated Operating Agreement begins on the effective date and expires upon the earliest to occur of the following: (a) the first anniversary of the effective date, which termination date shall be  April 1, 2026, (b) written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Fourth Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin and its subsidiaries. The terms of the Fourth Amended and Restated Operating Agreement are substantially the same as the Third Amended and Restated Operating Agreement. For services rendered: (a) Blue Dolphin and its subsidiaries shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed with LEH’s credit card. Amounts payable to LEH shall be invoiced by LEH weekly but  may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest.

Amended and Restated Affiliate Revolving Credit Agreement. An Amended and Restated Affiliate Revolving Credit Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on  March 26, 2025 effective as of  February 1, 2025. The maximum borrowing limit under the Amended and Restated Affiliate Revolving Credit Agreement increased from $5.0 million to $10.0 million.  All other terms of the Amended and Restated Affiliate Revolving Credit Agreement are materially the same.

Second Amended and Restated Master Service Agreement.  A Second Amended and Restated Master Services Agreement between Ingleside and LE was approved by the Board on March 26, 2025 with an effective date of March 1, 2025.  Under the agreement, LE stores product intended for customer receipt by barge at Ingleside's facility in Ingleside, Texas.  The agreement has a one-year term, expiring on March 1, 2026. All other terms of the Second Amended and Restated Master Services Agreement are materially the same.

Amended and Restated Loan and Security Agreement / Amended Promissory Note.  An Amended and Restated Loan and Security Agreement and an associated Amended Promissory Note between LEH and BDPL was approved by the Board on March 26, 2025 effective as of March 1, 2025.  The Amended and Restated Loan and Security Agreement was modified to change the maturity date to April 15, 2027, consistent with the LEH Payment Agreement between LEH and BDPL dated May 9, 2023.  Additionally, the lender increased the interest rate from 8.00% to 12.00% and removed default provisions.  The associated promissory note was modified to reflect the revised interest rate, maturity date, and default provisions in the Amended and Restated Loan and Security Agreement.

Together, Jonathan Carroll and LEH owned 83.7% of Blue Dolphin’s Common Stock as of the filing date of this report.  See "Note (3)” for additional disclosures related to agreements with Affiliates.

Regulatory Matters

BOEM Supplemental Pipeline Bonds Appeal.  In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, representing an increase of $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply.  In June 2018, BDPL appealed the INCs to the IBLA, filing its statement of reasons in July 2018.

In February 2025, the USDOI directed BOEM and BDPL to submit either a joint status report, or separate status reports,  to update the court relative to the facts in the case.  If joint, submissions were due by March 11, 2025; if separate, BOEM’s submission was due by March 11, 2025 and BDPL’s response to BOEM’s submission was due by March 25, 2025.  Although BOEM submitted its report by its respective deadline, BDPL missed its deadline as notifications were sent to BDPL’s former counsel in the matter.  On March 10, 2025, the USDOI notified BDPL by letter that the agency granted BDPL until March 31, 2025 to submit its response; however, management was not in receipt of the USDOI’s notification letter until March 25, 2025.  On March 27, 2025, BDPL filed a motion through new counsel requesting an extension of its deadline to file its status report response no later than April 30, 2025.

BSEE Civil Penalty G-2024-056.  In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL. BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated.  In March 2023, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. At December 31, 2024, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter. We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-056 beginning in the first quarter of 2025.

BSEE Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023.  In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL. BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day under the referenced INC is fully remediated. BDPL has 30 calendar days from the date of BSEE’s proposed civil penalty letter ( March 25, 2025) to request a meeting with the penalty reviewing officer to submit additional information for consideration.  At December 31, 2024, we accrued $0.7 million on our balance sheet within accrued expenses and other current liabilities related to this matter.  We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-054 beginning in the first quarter of 2025.

BSEE Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. BDPL has 30 calendar days from the date of BSEE’s proposed civil penalty letter ( March 25, 2025) to request a meeting with the penalty reviewing officer to submit additional information for consideration.  At  December 31, 2024, we accrued $1.1 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

BSEE INC.  On March 17, 2025, BSEE issued BDPL an INC for failing to decommission improvements to Right-of-Way OCS-G 10098 (Pipeline Segment No. 8437) offshore in federal waters.

See "Notes (11) and (15)" for additional disclosures related to our AROs.

Blue Dolphin Energy Company
December 31, 2024 | Page 59

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our Principal Executive Officer (our chief executive officer) and Principal Financial and Accounting Officer to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Assessment. Management, under the supervision and with the participation of our Principal Executive Officer (our chief executive officer) and Principal Financial and Accounting Officer, assessed the effectiveness of our internal controls over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. Management determined that our internal controls over financial reporting were effective for the twelve months ended December 31, 2024.

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

ITEM 9B.  OTHER INFORMATION

Related Party Transactions

Fourth Amended and Restated Operating Agreement. An amendment and restatement of the Third Amended and Restated Operating Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on  March 26, 2025 with an effective date of  April 1, 2025. The renewal term of the Fourth Amended and Restated Operating Agreement begins on the effective date and expires upon the earliest to occur of the following: (a) the first anniversary of the effective date, which termination date shall be  April 1, 2026, (b) written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Fourth Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin and its subsidiaries. The terms of the Fourth Amended and Restated Operating Agreement are substantially the same as the Third Amended and Restated Operating Agreement. For services rendered: (a) Blue Dolphin and its subsidiaries shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed with LEH’s credit card. Amounts payable to LEH shall be invoiced by LEH weekly but  may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest.

Amended and Restated Affiliate Revolving Credit Agreement. An Amended and Restated Affiliate Revolving Credit Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on  March 26, 2025 effective as of  February  1, 2025 . The maximum borrowing limit under the Amended and Restated Affiliate Revolving Credit Agreement increased from $5.0 million to $10.0 million.  All other terms of the Amended and Restated Affiliate Revolving Credit Agreement are materially the same.

Second Amended and Restated Master Service Agreement. A Second Amended and Restated Master Services Agreement between Ingleside and LE was approved by the Board on March 26, 2025 with an effective date of March 1, 2025.  Under the agreement, LE stores product intended for customer receipt by barge at Ingleside's facility in Ingleside, Texas.  The agreement has a one-year term, expiring on March 1, 2026. All other terms of the Second Amended and Restated Master Services Agreement are materially the same.

Amended and Restated Loan and Security Agreement / Amended Promissory Note. An Amended and Restated Loan and Security Agreement and an associated Amended Promissory Note between LEH and BDPL was approved by the Board on March 26, 2025 effective as of March 1, 2025.  The Amended and Restated Loan and Security Agreement was modified to change the maturity date to April 15, 2027, consistent with the LEH Payment Agreement between LEH and BDPL dated May 9, 2023.  Additionally, the lender increased the interest rate from 8.00% to 12.00% and removed default provisions.  The associated promissory note was modified to reflect the revised interest rate, maturity date, and default provisions in the Amended and Restated Loan and Security Agreement.

Together, Jonathan Carroll and LEH owned 83.7% of Blue Dolphin’s Common Stock as of the filing date of this report.  See "Note (3)” for additional disclosures related to agreements with Affiliates.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Blue Dolphin Energy Company
December 31, 2024 | Page 60

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

Jonathan P. Carroll, 63

Blue Dolphin Energy Company

Chairman of the Board (since 2014)

Chief Executive Officer, President, Assistant Treasurer and Secretary (since 2012)

Lazarus Energy Holdings, LLC (“LEH”)

Manager (since 2006) and Majority Owner

Together, LEH and Jonathan Carroll owned 83.7% of our outstanding Common Stock as of the filing date of this report.

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

Ryan A. Bailey, 49

Paradigm Institutional Investments

Chief Investment Officer and Managing Partner (April 2023 to Present)

Investment Office Resources

Crewe Capital

Strategic Advisor (2023 to Present)

Co-CIO and Partner (June 2022 to March 2023)

Carbonado Partners

Strategic Advisor  (June 2022 to March 2023)

Managing Partner (September 2020 to June 2022) and Founder

Pacenote Capital

Managing Partner (2019 to 2020) and Co-founder

Children’s Health System of Texas

Head of Investments (2014 to 2019)

Mr. Bailey was appointed to Blue Dolphin’s Board in November 2015.  He is currently a member of the Audit and Compensation Committees.  He also serves as an advisor and mentor to Texas Wall Street Women, a non-profit member organization; serves as member of the board of directors of Bridgeway Capital Management and Portfolios with Purpose. Mr. Bailey is also a member of the investment committees of Texas Employee Retirement System, American Heart Association, Dallas Police and Fire, and Dallas Parkland Hospital.

Mr. Bailey earned a Bachelor of Arts in Economics from Yale University and completed a graduate course in tax planning from the Yale School of Management. He holds professional credentialing as a Chartered Financial Analyst (CFA), Financial Risk Manager (FRM), Chartered Alternative Investment Analyst (CAIA) and Chartered Market Technician (CMT). Based on his educational and professional experiences, Mr. Bailey possesses particular knowledge and experience in finance, financial analysis and modeling, investment management, risk assessment and strategic planning, and cybersecurity risk management and data protection that strengthen the Board’s collective qualifications, skills, and experience.

Amitav Misra, 47

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

Mr. Misra earned a Bachelor of Arts in Economics from Stanford University and has held FINRA Series 79 and Series 63 licenses. Mr. Misra possesses particular knowledge and experience in artificial intelligence, economics, business development, cybersecurity risk management and data protection, private equity, and strategic planning that strengthen the Board’s collective qualifications, skills, and experience.

Christopher T. Morris, 63

MPact Partners LLC

President (2011 to Present)

Board Veritas

Managing Partner (2018 to Present)

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
December 31, 2024 | Page 61

Directors, Executive Officers, and Corporate Governance (Continued)

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Herbert N. Whitney, 84

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

Executive Officers

The below table reflects the name and age of each executive officer, as well as their principal occupation during the past five (5) years:

Name	Position	Since	Age
Jonathan P. Carroll	Chief Executive Officer	2014	63
	President, Assistant Treasurer, and Secretary	2012
	(Principal Executive Officer)

Bryce D. Klug	Treasurer and Assistant Secretary	August 2024	44
	(Principal Financial and Accounting Officer)

Jonathan P. Carroll was appointed Chairman of the Board of Blue Dolphin in 2014 and appointed Chief Executive Officer, President, Assistant Treasurer, and Secretary of Blue Dolphin in 2012. He has also been LEH's Manager since 2006 and is its majority owner. Together, LEH and Jonathan Carroll owned 83.7% of Blue Dolphin’s Common Stock as of the filing date of this report.  Before founding LEH, Mr. Carroll was a private investor focused on direct debt and equity investments, primarily in distressed assets.  He previously served on the Board of Trustees of the Salient Fund Group from 2004 to 2022, and served on the compliance, audit, and nominating committees of several of Salient’s private and public closed-end and mutual funds at various times within that period. Mr. Carroll also previously served on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE) from January 2014 until its merger with Vanguard Natural Resources, LLC in October 2015. He earned a Bachelor of Arts in Human Biology and a Bachelor of Arts in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University.

Bryce D. Klug was appointed Treasurer and Assistant Secretary of Blue Dolphin in September 2024.  Prior to Blue Dolphin, he served as a consultant at Nassau Bay Investments.  From 2021 to 2023, Mr. Klug served as a manager and then as Senior Manager for transactional advisory services at Grant Thornton LLP.  He was External Reporting Manager at Talos Energy, Inc. from 2019 to 2021 and Senior Manager of External Reporting at Noble Drilling from 2017 to 2019. He earned his Bachelor of Arts in Economics from the University of Michigan and a Masters in Accounting from Eastern Michigan University. He also holds a professional credential as a Certified Public Accountant (CPA).

Corporate Governance

Audit Committee. The Audit Committee consists of Messrs. Morris, Bailey, and Misra, with Mr. Morris serving as Chairman. During 2024, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent under OTCQX and SEC rules and that each of Messrs. Bailey, Morris, and Misra qualify as an Audit Committee Financial Expert. The Audit Committee's duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).  Blue Dolphin's Amended and Restated Audit Committee Charter, which is available on our corporate website (http://www.blue-dolphin-energy.com), was last reviewed by the Audit Committee in May 2024.  In addition, the charter was included as an appendix to Blue Dolphin's proxy statement that was filed with the SEC on June 4, 2024.  Blue Dolphin is required to include the charter as an appendix to its proxy statement at least once every three years.

Code of Ethics and Code of Conduct. In compliance with the Sarbanes-Oxley Act of 2002, the Board adopted a code of ethics policy and a code of conduct policy.  The Audit Committee established procedures to enable anyone who has a concern about our conduct, policies, accounting, internal control over financial reporting, or auditing matters to communicate that concern directly to the Chairman of the Audit Committee. Our code of ethics and code of conduct policies are available on our website (http://www.blue-dolphin-energy.com).  Any amendments or waivers to provisions of our code of ethics or code of conduct will be disclosed on Form 8-K as filed with the SEC and posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders who own more than ten percent (10%) of the Common Stock, to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed.  Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during 2024.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

An Affiliate, LEH, operates and manages all Blue Dolphin assets pursuant to the Third Amended and Restated Operating Agreement.  Services under the Third Amended and Restated Operating Agreement include personnel serving in a variety of capacities, including, but not limited to corporate executives.  All personnel work for and are paid by the Affiliate.  See "Part II, Item 8. Financial Statements and Supplementary Data—Note (16)" for additional disclosures related to modifications to this operating agreement.

Compensation for Named Executives

Jonathan Carroll and Bryce Klug are our executive officers. As noted above under “Executive Compensation Policy and Procedures,” Messrs. Carroll and Klug's remuneration are provided by LEH under the Third Amended and Restated Operating Agreement. We do not provide any of their remuneration, but rather pay a management fee to LEH under the Third Amended and Restated Operating Agreement.  During the twelve months ended December 31, 2024 and 2023, we paid LEH $0.8 million and $0.5 million under operating agreements with the Affiliate.  Also, as disclosed under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence," Mr. Carroll receives certain fees under various other affiliate agreements.

Summary Compensation Table

Name and Principal Position	Year	Salary		Total
		(in thousands)
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer, and Secretary (Principal Executive Officer)	2024 2023	$ $	---- ----	$ $	---- ----

Bryce D. Klug Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	2024	$	----	$	----

Compensation Risk Assessment

LEH’s approach to compensation practices and policies applicable for non-executive personnel throughout our organization is consistent with the base pay market median for each position. LEH believes its practices and policies in this regard are not reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards

None.

Blue Dolphin Energy Company
December 31, 2024 | Page 62

Executive Compensation (Continued)

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

Compensation for Non-Employee Directors

For the twelve months ended December 31, 2024, non-employee, independent directors earned $80,000 in cash ($20,000 quarterly) for their service on the Board.  For the  twelve months ended December 31, 2023, non-employee, independent directors also earned additional compensation for serving on the Audit Committee. The chairperson of the Audit Committee earned an additional $2,500 in cash in each of the second and fourth quarters of the year, for a total of $5,000 annually.  Members of the Audit Committee earned an additional $1,250 in cash in each of the second and fourth quarters of the year, for a total of $2,500 annually. This additional compensation was discontinued effective January 1, 2024. Non-employee, independent directors serving on the Compensation Committee did not earn any additional compensation for their service as directors in 2023. Non-employee, independent directors are reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.

Accrued and Unpaid Non-Employee, Independent Director Compensation

	Twelve Months Ended
	December 31, 2024
Name	Paid	Unpaid	Total
	(in thousands)

Christopher T. Morris	$127	$43	$170
Ryan A. Bailey	124	41	165
Amitav Misra	124	41	165

	$375	$125	$500

	Twelve Months Ended
	December 31, 2023
Name	Paid	Unpaid	Total
	(in thousands)

Christopher T. Morris	$75	$84	$159
Ryan A. Bailey	68	83	$151
Amitav Misra	68	83	$151

	$211	$250	$461

Pay Versus Performance

Although the following disclosure for principal executive officer ("PEO") and named executive officer ("NEO") pay are required by SEC rules, it is not reflective of how we or the Compensation Committee determine executive compensation for our executive officers, Jonathan Carroll and Bryce Klug. As noted above under “Executive Compensation Policy and Procedures,” Messrs. Carroll and Klug’s remuneration is provided by LEH under the Third Amended and Restated Operating Agreement. As a result, there is no applicable information to be provided pursuant to this table.

Year	Summary Compensation Table Total for PEO		Compensation Actually Paid to PEO		Average Summary Compensation Table Total for Non-PEO NEOs		Average Compensation Actually Paid to Non-PEO NEOs		Value of Initial Fixed $100 Investment on Shareholder Return		Net Income
(in thousands)
2024	$	----	$	----	$	----	$	----	$	----	$	----
2023	$	----	$	----	$	----	$	----	$	----	$	----

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
December 31, 2024 | Page 63

Security Ownership (Continued)

Security Ownership of Management

This table shows information as of the filing date of this report with respect to: (i) directors, (ii) executive officers, and (iii) directors and executive officers as a group beneficially owning our Common Stock.  Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to such shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	12,496,235	83.7%
Common Stock	Christopher T. Morris / Mpact Partners, LLC	212,400	*
Common Stock	Amitav Misra	204,141	*
Common Stock	Ryan A. Bailey	198,050	*
Common Stock	Herbert N. Whitney	9,683	*
Common Stock	Williams Christopher McDougall	100	*
Common Stock	Bryce D. Klug	1,000	*

Directors/Nominees and Executive Officers as a Group (7 Persons)		13,121,609	87.9%

(1)	Based upon 14,921,968 shares of Common Stock issued and outstanding as of the filing date of this report.
(2)	Includes 8,426,456 shares issued to LEH. Mr. Carroll and his affiliates have an approximate 80% ownership interest in LEH.
*	Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Affiliate Agreements

Financial and Operating Agreements. During 2024 and 2023, Blue Dolphin and certain subsidiaries were parties to the following financial and operating agreements with Affiliates:

Agreement/Transaction	Parties	Effective Date	Key Terms
Third Amended and Restated Operating Agreement(1)	Blue Dolphin and subsidiaries LEH	04/01/2024	For LEH operation and management of all Blue Dolphin’s assets; 1-year term; expires 04/01/2025 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs of Blue Dolphin and its subsidiaries, excluding crude costs, depreciation, amortization, and interest; LEH-provided services include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such as the principal executive officer and principal financial and accounting officer; as a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes; all personnel are employed and paid by LEH.
Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
Jet Fuel Purchase Agreements	LE LEH	04/21/2023	Product agreements for 2023 purchases of jet fuel by LE from LEH; jet fuel priced at LEH’s product cost; LE sold the jet fuel back to LEH under a prior jet fuel sales agreement between the parties.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	LEH pays NPS a tank rental fee of $0.2 million per month to store jet fuel at the Nixon facility; 1-year evergreen term; either party may cancel upon 60 days’ prior written notice.
LE Amended and Restated Master Services Agreement(1)	LE Ingleside	03/01/2023	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee of $0.1 million per month; the agreement term is month-to-month.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023	Relates to payoff of LE $25.0 million Veritex loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the LE Term Loan Due 2034.
NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023	Relates to payoff of NPS $10.0 million GNCU loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the NPS Term Loan Due 2031.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023	Relates to payoff of LRM $10.0 million Veritex loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal owed under the LRM Term Loan Due 2034.
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023	Relates to payoff of Blue Dolphin $2.0 million SBA loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the Blue Dolphin Term Loan Due 2051.
Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent approximately $0.003 million per month.

(1)	On March 26, 2025 the Board approved modifications to the terms of these agreements. See "Note (16)" to our consolidated financial statements for additional disclosures related to these related-party financial operating agreements and other related party transactions.

Blue Dolphin Energy Company
December 31, 2024 | Page 64

Certain Relationships and Related Transactions (Continued)

Debt Agreements. During 2024 and 2023, Blue Dolphin and certain subsidiaries were parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Affiliate Revolving Credit Agreement(1)	Blue Dolphin and Subsidiaries	$5.0 million maximum(2)	Expiration of Initial Term or Renewal Term	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
BDPL-LEH Loan Agreement (in forbearance)(1)	LEH	$4.0 million	April 2027	$0.05	8.00%	Working capital
BDPL

(1)	On March 26, 2025 the Board approved modifications to the terms of these agreements. See "Notes (3) and (16)" to our consolidated financial statements for additional disclosures related to these related-party debt agreements and other related party transactions.
(2)	As of December 31, 2024, $3.3 million was drawn under the agreement.

Forbearance and Defaults

LEH Payment Agreement.  Pursuant to the LEH Payment Agreement dated May 9, 2023, LEH agreed to forbear from exercising any of its rights and remedies related to a default pertaining to previous payment violations under the BDPL-LEH Loan Agreement.  Under the terms of the LEH Payment Agreement, BDPL agreed to make interest-only monthly payments approximating $0.05 million beginning in May 2023, continuing on the fifteenth of each month through April 2025. Beginning in May 2025, BDPL agreed to make principal and interest monthly payments approximating $0.4 million through April 2027. Interest is being incurred throughout the agreement term, including the interest-only payment period. BDPL paid LEH approximately $0.4 million and $3.4 million in interest during the twelve months ended December 31, 2024 and 2023, respectively. As of the filing date of this report, the BDPL-LEH Loan Agreement was in forbearance related to payment violations prior to May 2023.

Covenants, Guarantees and Security. The BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type. Certain BDPL property serves as collateral under the BDPL-LEH Loan Agreement. See “Note (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with third parties and their potential effects on our business, financial condition, and results of operations.

Director Independence

The Board has affirmatively determined that each of Ryan A. Bailey, Amitav Misra, and Christopher T. Morris, each an outside director, are considered an “Independent Director” as such term is defined by OTCQX and SEC rules.  Jonathan P. Carroll, our Chief Executive Officer and President, and Herbert N. Whitney, are not independent directors.  Mr. Whitney serves as a consultant.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This table shows fees paid to UHY during the periods indicated:

	December 31,
	2024	2023
	(in thousands)
Audit fees	$372	$277
Audit-related fees	-	-
Tax fees	-	-

	$372	$277

Amounts billed but unpaid for each of the corresponding twelve months ended December 31, 2024 and 2023 totaled approximately $0.09 million and $0.1 million, respectively.  Audit fees for 2024 and 2023 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. The Audit Committee must pre-approve all audit and non-audit services provided to us by our independent registered public accounting firm.

Blue Dolphin Energy Company
December 31, 2024 | Page 65

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules

Following is a list of documents filed as part of this report:

●

Consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), and consolidated statements of cash flows, which appear in “Part II, Item 8.Financial Statements and Supplementary Data”.

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
December 31, 2024 | Page 66

Exhibit Index (Continued)

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

10.32

Loan Authorization and Agreement between Blue Dolphin Energy Company and the Small Business Administration effective May 4, 2021 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on August 17, 2021, Commission File No. 000-15905).

10.33

Loan Authorization and Agreement between Blue Dolphin Energy Company and the Small Business Administration dated May 11, 2021 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on May 17, 2021, Commission File No. 000-15905).

10.34

Loan Agreement between Greater Nevada Credit Union, Nixon Product Storage, LLC, and Guarantors (as defined therein) dated September 20, 2021 (incorporated by reference to Exhibit 10.52 filed with Blue Dolphin’s Form 10-K on April 1, 2022, Commission File No. 000-15905).

Blue Dolphin Energy Company
December 31, 2024 | Page 67

Exhibit Index (Continued)

10.35

Guaranteed Note between Nixon Product Storage, LLC and Greater Nevada Credit Union dated September 20, 2021. (incorporated by reference to Exhibit 10.53 filed with Blue Dolphin’s Form 10-K on April 1, 2022, Commission File No. 000-15905).

10.36

Non-Guaranteed Note between Nixon Product Storage, LLC and Greater Nevada Credit Union dated September 20, 2021. (incorporated by reference to Exhibit 10.54 filed with Blue Dolphin’s Form 10-K on April 1, 2022, Commission File No. 000-15905).

10.37

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

10.39

Guaranty Fee Agreement dated January 1, 2023 between Blue Dolphin Energy Company and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.43 filed with Blue Dolphin's Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.40

Guaranty Fee Agreement dated January 1, 2023 between Nixon Product Storage, LLC and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.44 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.41

Amended and Restated Guaranty Fee Agreement dated January 1, 2023 between Lazarus Energy, LLC and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.45 of Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.42

Amended and Restated Guaranty Fee Agreement dated January 1, 2023 between Lazarus Refining & Marketing, LLC and Jonathan P. Carroll. (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.43	Payment Agreement dated April 30, 2023 by and between Lazarus Energy, LLC and John H. Kissick. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on May 4, 2023, Commission File No. 000-15905).

10.44	Payment Agreement dated May 9, 2023 by and between Blue Dolphin Pipe Line Company and Lazarus Energy Holdings, LLC. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on May 15, 2023, Commission File No. 000-15905).

10.45	First Amended Forbearance Agreement effective September 30, 2023 among Lazarus Energy LLC, Lazarus Refining & Marketing LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings LLC, Jonathan Carroll, and Veritex Community Bank. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on November 3, 2023, Commission File No. 000-15905).

10.46	Amended and Restated Master Services Agreement between Lazarus Energy, LLC and Ingleside Crude, LLC dated March 31, 2023. (incorporated by reference to Exhibit 10.10 filed with Blue Dolphin's Form 10-Q on May 15, 2023, Commission File No. 000-15905).

10.47	Third Amended and Restated Operating Agreement effective as of April 1, 2024 by and between Lazarus Energy Holdings, LLC and Blue Dolphin Energy Company and its subsidiaries. (incorporated by reference to Exhibit 10.54 of Blue Dolphin’s Form 10-K on April 1, 2024, Commission File No. 000-15905).

10.48	Affiliate Revolving Credit Agreement effective as of April 1, 2024 by and between Lazarus Energy Holdings, LLC and its affiliates and Blue Dolphin Energy Company and its subsidiaries. (incorporated by reference to Exhibit 10.55 of Blue Dolphin’s Form 10-K on April 1, 2024, Commission File No. 000-15905).

10.49	Second Amended Forbearance Agreement effective December 29, 2023 among Lazarus Energy, LLC, Lazarus Refining & Marketing, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Jonathan Carroll, and Veritex Community Bank. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on January 4, 2024, Commission File No. 000-15905).

10.50	Sixth Amendment to Office Lease dated October 30, 2024 and effective September 1, 2024 by and between Blue Dolphin Services Co. and TR 801 Travis LLC. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on November 5, 2024, Commission File No. 000-15905).

10.51**	Fourth Amended and Restated Operating Agreement effective April 1, 2025 between Lazarus Energy Holdings, LLC, Blue Dolphin Energy Company, and Blue Dolphin's Subsidiaries.

10.52**	Amended and Restated Affiliate Revolving Credit Agreement effective February 1, 2025 between Lazarus Energy Holdings, LLC and its affiliates and Blue Dolphin Energy Company and its Subsidiaries.

10.53**	Second Amended and Restated Master Services Agreement dated March 1, 2025 between Ingleside Crude, LLC and Lazarus Energy, LLC.

10.54**	Amended and Restated Loan and Security Agreement amended March 1, 2025 between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company.

10.55**	Amended Promissory Note amended March 1, 2025 between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company.

14.1

Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 filed with Blue Dolphin’s Form 10-KSB on March 25, 2005, Commission File No. 000-15905)

21.1**	List of Subsidiaries of Blue Dolphin

23.1**	Consent of UHY LLP

31.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Blue Dolphin Energy Company
December 31, 2024 | Page 68

Exhibit Index (Continued)

97.01**	Clawback Policy of Blue Dolphin Energy Company

97.02**	Insider Trading Policy of Blue Dolphin Energy Company

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

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Management Compensation Plan.

**   Filed herewith.

***  Submitted electronically herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Blue Dolphin Energy Company
December 31, 2024 | Page 69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

April 1, 2025	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

	By:	/s/ BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)	April 1, 2025

/s/ BRYCE D. KLUG	Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	April 1, 2025
Bryce D. Klug

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	April 1, 2025

/s/ AMITAV MISRA
Amitav Misra	Director	April 1, 2025

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	April 1, 2025

/s/ HERBERT N. WHITNEY
Herbert N. Whitney	Director	April 1, 2025

Blue Dolphin Energy Company
December 31, 2024 | Page 70