Form 10-Q
period 2025-03-31
BLUE DOLPHIN ENERGY CO
filed 2025-05-15
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock, par value $0.01 per share, outstanding at May 15, 2025: 14,921,968 true

Blue Dolphin Energy Company
March 31, 2025 | Page 2

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

Blue Dolphin Energy Company
March 31, 2025 | Page 3

Glossary of Terms (Continued)

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

Blue Dolphin Energy Company
March 31, 2025 | Page 4

Glossary of Terms (Continued)

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
March 31, 2025 | Page 5

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

● The lack of dividend payments.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC and elsewhere in our subsequent quarterly and periodic reports, including this report.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company
March 31, 2025 | Page 6

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2025	2024
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,291	$81
Restricted cash, current	1,000	1,000
Accounts receivable, net	189	713
Accounts receivable, related party	8,312	5,247
Prepaid expenses and other current assets	1,881	2,059
Inventory	37,777	35,662
Total current assets	50,450	44,762

LONG-TERM ASSETS
Total property and equipment, net	51,931	52,433
Operating lease right-of-use assets, net	391	456
Surety bonds	350	1,255
Deferred tax assets, net	2,462	2,990
Total long-term assets	55,134	57,134

TOTAL ASSETS	$105,584	$101,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,868	$35,920
Line of credit, related party	8,305	3,250
Long-term debt, related party, current portion	1,190	1,459
Interest payable	223	235
Interest payable, related party	1,625	1,437
Accounts payable	11,422	11,630
Current portion of lease liabilities	268	264
Income taxes payable	125	18
Asset retirement obligations, current portion	2,999	2,999
Accrued expenses and other current liabilities	4,971	6,689
Total current liabilities	64,996	63,901

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	147	191
Long-term debt, net of current portion (in default)	2,424	2,300
Long-term debt, related party, net of current portion	2,810	2,541
Total long-term liabilities	5,381	5,032

TOTAL LIABILITIES	70,377	68,933

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively) (1)	149	149
Additional paid-in capital	39,758	39,758
Retained deficit	(4,700)	(6,944)
TOTAL STOCKHOLDERS' EQUITY	35,207	32,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,584	$101,896

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2025 | Page 7

Financial Statements (Continued)

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$82,868	$89,915
Tolling and terminaling	824	1,107
Total revenue from operations	83,692	91,022

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	74,576	76,668
Other conversion costs	2,281	2,114
Tolling and terminaling costs	122	410
Depreciation and amortization	640	642
Total cost of goods sold	77,619	79,834
Other operating costs
LEH operating fee, related party	182	172
Other operating expenses	119	140
General and administrative expenses	1,355	983
Depreciation and amortization	74	62
Total cost of operations	79,349	81,191

Income from operations	4,343	9,831

OTHER INCOME (EXPENSE)
Interest and other income	-	148
Interest and other expense	(1,464)	(1,514)
Total other expense	(1,464)	(1,366)

Income before income taxes	2,879	8,465

Income tax expense	(635)	(1,841)

Net income	$2,244	$6,624

Income per common share:
Basic	$0.15	$0.44
Diluted	$0.15	$0.44

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968
Diluted	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2025 | Page 8

Financial Statements (Continued)

Consolidated Statements of Stockholders ’ Equity (Deficit) (Unaudited)

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity (Deficit)
	(in thousands except share amounts)

Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net income	-	-	-	6,624	6,624

Balance at March 31, 2024	14,921,968	$149	$39,758	$8,316	$48,223

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity (Deficit)
	(in thousands except share amounts)
Balance at December 31, 2024	14,921,968	$149	$39,758	$(6,944)	$32,963

Net income	-	-	-	2,244	2,244

Balance at March 31, 2025	14,921,968	$149	$39,758	$(4,700)	$35,207

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2025 | Page 9

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,244	$6,624
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	714	704
Deferred income tax	528	1,545
Amortization of debt issue costs	51	50
Changes in operating assets and liabilities
Accounts receivable	524	12
Accounts receivable, related party	(3,065)	(7,538)
Prepaid expenses and other current assets	1,083	469
Inventory	(2,115)	(4,081)
Asset retirement obligations	-	(1,505)
Accounts payable, accrued expenses and other liabilities	(1,691)	(1,646)
Accounts payable, related party	-	(884)
Net cash used in operating activities	(1,727)	(6,250)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Payments on debt principal	(2,118)	(345)
Net activity on related-party debt	5,055	-
Net cash provided by (used in) financing activities	2,937	(345)
Net change in cash, cash equivalents, and restricted cash	1,210	(6,595)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,081	18,718
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,291	$12,123

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via long-term note	$139	$-
Interest paid	$996	$2,674

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2025 | Page 10

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.1% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Working Capital. As of March 31, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern. Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

(2)	Principles of Consolidation and Significant Accounting Policies

Basis of Presentation. We prepared the accompanying unaudited consolidated financial statements, which include Blue Dolphin and its subsidiaries, in accordance with U.S. GAAP for interim consolidated financial information pursuant to the rules and regulations of the SEC under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in our audited financial statements pursuant to the SEC’s rules and regulations. We eliminated significant intercompany transactions in the consolidation. Management believes all adjustments considered necessary for a fair presentation are included, disclosures are adequate, and the presented information is not misleading.

We derived the consolidated balance sheet as of  December 31, 2024 from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2024 as filed with the SEC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that  may be expected for the fiscal year ending December 31, 2025, or for any other period.

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

Use of Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of March 31, 2025 and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current and restricted cash, noncurrent at March 31, 2025 and December 31, 2024, if any, reflected amounts held in a payment reserve account by Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (9)" to our consolidated financial statements for additional disclosures associated with covenants related to our secured loan agreements with related parties and third parties.

Blue Dolphin Energy Company
March 31, 2025 | Page 11

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$1,291	$81
Restricted cash, current	1,000	1,000
	$2,291	$1,081

Accounts Receivable and Allowance for Credit Losses. Accounts receivable are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $0 and $0.06 million at  March 31, 2025 and December 31, 2024, respectively.

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt. As of March 31, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The fair value of our debt was $50.2 million and $47.2 million, at March 31, 2025 and December 31, 2024, respectively.

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

Blue Dolphin Energy Company
March 31, 2025 | Page 12

Notes to Consolidated Financial Statements (Continued)

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

Blue Dolphin Energy Company
March 31, 2025 | Page 13

Notes to Consolidated Financial Statements (Continued)

Computation of Earnings Per Share. We present basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We calculate diluted EPS by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the entity’s earnings. We do  not currently have issued options, warrants, or similar instruments. Convertible shares, if granted, are  not included in the computation of earnings per share if anti-dilutive. See "Note (13)” for additional information related to EPS.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the  three months ended March 31, 2025 we did not adopt any ASUs.

New Pronouncements Issued, Not Yet Effective.   We expect to adopt the following ASUs in future periods:

●

ASU 2024-03 — Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). In November 2024, the FASB issued ASU 2024-03, requiring additional disclosure of certain costs and expenses within the notes to the consolidated financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the provisions of ASU 2024-03 and the incremental disclosures that will be required in our consolidated financial statements.

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. We will adopt ASU 2023-09 for our financial statements covering the annual period ending December 31, 2025.  We are currently evaluating the impact of adopting this ASU.

(3)	Related-Party Transactions

Affiliate Agreements.

Financial and Operating Agreements. During 2024 and 2023, Blue Dolphin and certain subsidiaries were parties to the following financial and operating agreements with Affiliates:

Agreement/Transaction	Parties	Effective Date	Key Terms
Fourth Amended and Restated Operating Agreement	Blue Dolphin and subsidiaries LEH	04/01/2025

For LEH operation and management of all Blue Dolphin’s assets; 1-year term; expires 04/01/2026 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs of Blue Dolphin and its subsidiaries, excluding crude costs, depreciation, amortization, and interest; LEH-provided services include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such as the principal executive officer and principal financial and accounting officer; as a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes; all personnel are employed and paid by LEH.

Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	LEH pays NPS a tank rental fee of $0.2 million per month to store jet fuel at the Nixon facility; 1-year evergreen term; either party may cancel upon 60 days’ prior written notice.
Second Amended and Restated Master Services Agreement	LE Ingleside	03/01/2025	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee of $0.1 million per month; the agreement expires 03/01/2026.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023

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

Blue Dolphin Energy Company
March 31, 2025 | Page 14

Notes to Consolidated Financial Statements (Continued)

Debt Agreements. Blue Dolphin and certain subsidiaries are parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$10 million maximum(1)	April 2027	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0 million	April 2027	$0.25	12.00%	Working capital
BDPL

(1)	As of March 31, 2025, $8.3 million was drawn under the agreement.

Covenants, Guarantees and Security. The Amended and Restated BDPL-LEH Loan Agreement contains representations and warranties and affirmative and negative covenants that we consider usual and customary for a credit facility of this type. There are no financial covenants in the Amended and Restated BDPL-LEH Loan Agreement.  Certain BDPL property serves as collateral under the Amended and Restated BDPL-LEH Loan Agreement.

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

	March 31,	December 31,
	2025	2024
	(in thousands)

Current assets
Accounts receivable, related party	$8,312	$5,247
Current liabilities
Accounts payable, related party	-	-

Accounts receivable, related party at  March 31, 2025 reflected amounts owed by LEH to LE under the Amended and Restated Jet Fuel Sales Agreement.  Accounts payable, related party at December 31, 2024 reflected amounts owed by LE to Ingleside under the Second Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
March 31, 2025 | Page 15

Notes to Consolidated Financial Statements (Continued)

Related-Party Debt. We reflect the amounts owed by Blue Dolphin and its subsidiaries to Affiliates under debt agreements on our consolidated balance sheets within long-term debt, related party and interest payable, related party.  Related-party long-term debt, including outstanding original principal, as of the dates indicated was as follows:

	March 31,	December 31
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$4,000	$4,000
Line of credit, related party	8,305	3,250
LEH Total	12,305	7,250

Less: Long-term debt, related party, current portion	(1,190)	(1,459)
Less: Line of credit, related party	(8,305)	(3,250)
	$2,810	$2,541

Related-party accrued interest associated with long-term debt as of the dates indicated was as follows:

	March 31,	December 31
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$1,308	$1,308
Line of credit, related party	-	-
LEH Total	1,308	1,308
Jonathan Carroll
Guaranty fee agreements	317	129
	1,625	1,437

Less: Long-term debt, related party, current portion	(1,625)	(1,437)
Long-term interest payable, related party, net of current portion	$-	$-

Consolidated Statements of Income.

Total revenue from operations. Revenue from Affiliates under the Amended and Restated Jet Fuel Sales Agreement and the NPS Terminal Services Agreement as of the dates indicated was as follows:

	Three Months Ended March 31,
	2025		2024
	(in thousands, except percent amounts)
Refinery operations
LEH	$24,948	35.8%	$27,394	30.1%
Third-Parties	57,920	62.9%	62,521	68.7%
Tolling and terminaling
LEH	540	0.7%	540	0.6%
Third-Parties	284	0.6%	567	0.6%
	$83,692	100.0%	$91,022	100.0%

Interest expense. Interest expense associated with guaranty fee agreements and a debt agreement with Affiliates as of the dates indicated was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$93	$98
Tied to NPS Term Loan Due 2031	39	50
Tied to Second Term Loan Due 2034	46	41
Tied to Blue Dolphin Term Loan Due 2051	10	10
LEH
Amended and Restated BDPL-LEH Loan Agreement	106	106
	$294	$305

Other. BDSC received sub-lease income from LEH totaling $0.01 million and $0.02 million for both the  three months ended March 31, 2025 and 2024, respectively.

Blue Dolphin Energy Company
March 31, 2025 | Page 16

Notes to Consolidated Financial Statements (Continued)

The LEH operating fee, related party under the Fourth Amended and Restated Operating Agreement totaled $0.2 million for both the  three months ended March 31, 2025 and 2024.

Lease expense associated with the Second Amended and Restated Master Services Agreement (as discussed elsewhere within this "Note (3)" and in "Note (12)" to our consolidated financial statements) totaled $0.3 million both the  three months ended March 31, 2025 and 2024, respectively.

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

Our chief operating decision maker ("CODM"),  is our Chief Executive Officer. For our refining segment, significant expenses relate to crude oil, fuel use, and chemicals, other conversion costs, and the LEH operating fee.  For our tolling and terminaling segment, significant expenses relate to fees associated with an intercompany tolling agreement. The CODM reviews segment profit or loss on a monthly and quarterly basis and considers trend analyses as well as other market factors when making decisions about resource allocation. The measure of segment assets reported on our consolidated balance sheets and reviewed by our CODM is total assets.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances.

	March 31,	December 31,
	2025	2024
	(in thousands)

Accounts receivable (including related-party), beginning of period	$5,960	$4,300
Accounts receivable (including related-party), end of period	8,501	5,960

Unearned revenue, beginning of period	$2,727	$3,243
Unearned revenue, end of period	1,525	2,727

Segment Information. We modified our segment presentation to incorporate applicable depreciation and amortization into our cost of goods sold subtotal. We believe this provides a more complete representation of our cost of goods sold. Prior periods were modified to conform with this presentation.

Blue Dolphin Energy Company
March 31, 2025 | Page 17

Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	March 31,
	2025					2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination	Consolidated
	(in thousands)

Segment revenue	$82,868	$1,391	$-	$(567)	$83,692	$89,915	$1,610	$-	$(503)	$91,022
Total revenue from operations	82,868	1,391	-	(567)	83,692	89,915	1,610	-	(503)	91,022

Crude oil, fuel use, and chemicals	74,576	-	-	-	74,576	76,668	-	-	-	76,668
Other conversion costs	2,848	-	-	(567)	2,281	2,617	-	-	(503)	2,114
Intercompany processing fees	-	-	-	-	-	-	-	-	-	-
Tolling and terminaling costs	-	122	-	-	122	-	410	-	-	410
Depreciation and amortization	298	342	-	-	640	301	341	-	-	642
Total costs of goods sold	77,722	464	-	(567)	77,619	79,586	751	-	(503)	79,834

LEH operating fee, related party	182	-	-	-	182	172	-	-	-	172
General and administrative expenses	339	88	928	-	1,355	237	23	723	-	983
Other operating expenses(2)	-	-	119	-	119	-	-	140	-	140
Depreciation and amortization	-	-	74	-	74	-	-	62	-	62
Interest, net	836	477	151	-	1,464	734	496	136	-	1,366
Total costs and expenses	79,079	1,029	1,272	(567)	80,813	80,729	1,270	1,061	(503)	82,557

Income (loss) before income taxes	3,789	362	(1,272)	-	2,879	9,186	340	(1,061)	-	8,465

Income tax expense	-	-	(635)	-	(635)	-	-	(1,841)	-	(1,841)

Net income (loss)	$3,789	$362	$(1,907)	$-	$2,244	$9,186	$340	$(2,902)	$-	$6,624

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Capital expenditures
Refinery operations (1)	$139	$-
Total capital expenditures	$139	$-
(1)	The $0.1 million capital expenditure was vendor financed.
	March 31,	December 31,
	2025	2024
	(in thousands)
Identifiable assets
Refinery operations	$84,008	$78,996
Tolling and terminaling	16,370	16,904
Corporate and other	5,206	5,996
Total identifiable assets	$105,584	$101,896

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2025	2024
	(in thousands)

Surety bonds, current portion	$905	$-
Other prepaids	510	668
Prepaid easement renewal fees	4	9
Prepaid insurance	462	1,382
	$1,881	$2,059

Blue Dolphin Energy Company
March 31, 2025 | Page 18

Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2025	2024
	(in thousands)

HOBM	$24,171	$28,364
Jet fuel	3,699	3,403
Naphtha	8,501	2,814
Crude oil and condensate	1,024	754
AGO	134	157
Chemicals	219	154
Propane	9	13
LPG mix	20	3
	$37,777	$35,662

We incurred an inventory impairment expense of $0.3 million and $0.0 million for the three months ended  March 31, 2025 and 2024, respectively.

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2025	2024
	(in thousands)

Refinery and facilities	$72,776	$72,776
Land	566	566
Other property and equipment	913	913
	74,255	74,255

Less: Accumulated depreciation and amortization	(26,178)	(25,537)
	48,077	48,718

Construction in progress	3,854	3,715
	$51,931	$52,433

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2025	2024
	(in thousands)

Unearned revenue from contracts with customers	$1,525	$2,727
Accrued fines and penalties	2,613	2,146
Insurance	233	793
Taxes payable	220	427
Other payable	154	308
Customer deposits	163	163
Board of director fees payable	63	125
	$4,971	$6,689

Blue Dolphin Energy Company
March 31, 2025 | Page 19

Notes to Consolidated Financial Statements (Continued)

(9)	Third-Party Long-Term Debt

Debt Agreements.  Blue Dolphin and certain subsidiaries are currently parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
Kissick Debt(2)	LE	$11.7	March 2025	$0.5	6.25%	Working capital
	Kissick Noteholder
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First
Equipment Loan Due 2025 (7)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants. As of March 31, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034. With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At March 31, 2025 and December 31, 2024 restricted cash totaled $1.0 million.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First principal payment commenced in November 2024. As of March 31, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.

(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment commenced in November 2023; interest accrued during deferral period; loan not forgivable.

(5)	Payments deferred for thirty (30) months; first payment commenced in February 2023; interest accrued during deferral period; loan not forgivable.
(6)	In October 2020, LE entered into the Equipment Loan Due 2025 to purchase a backhoe; the backhoe is used at the Nixon facility.
(7)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Third-party long-term debt, including outstanding original principal, as of the dates indicated, was as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$18,456	$18,753
LRM Term Loan Due 2034 (in default)	7,679	7,793
Kissick Debt	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,400	9,671
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	10	14
Equipment Loan Due 2031	139	-
	37,984	39,963

Less: Long-term debt, net, current portion	(33,868)	(35,920)
Less: Unamortized debt issue costs	(1,692)	(1,743)
	$2,424	$2,300

Blue Dolphin Energy Company
March 31, 2025 | Page 20

Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs associated with the Veritex and GNCU loans, as of the dates indicated, consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,480)	(1,429)
	$1,692	$1,743

Amortization expense was $0.1 million for both the three months ended March 31, 2025 and 2024.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)

SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	$81	$93
LE Term Loan Due 2050	8	8
NPS Term Loan Due 2053	8	8
Veritex Loans
LE Term Loan Due 2034 (in default)	48	48
LRM Term Loan Due 2034 (in default)	61	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
Kissick Debt (in forbearance)	-	-
Equipment Loan Due 2025	-	-
	223	235
Less: Accrued interest payable, current portion	(223)	(235)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  March 31, 2025 and December 31, 2024 due to being in default.

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

Defaults.  As of March 31, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, or NPS will be able to refinance or restructure the debt, or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating. See “Notes (3) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with related parties and third parties and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company
March 31, 2025 | Page 21

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

		●	Substantially all assets
Kissick Debt	---	●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	● USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	● Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	● Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
SBA EIDL
BDEC Term Loan Due 2051	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	●	First priority security interest in the equipment (backhoe)
Equipment Loan Due 2031	---	●	First priority security interest in the equipment (mobile offices)
(1)	Veritex required Jonathan Carroll to personally guarantee repayment of borrowed funds and accrued interest.

Representations,  Warranties, and Covenants. The First Term Loan Due  2034, Second Term Loan Due  2034, NPS Term Loan Due  2031, BDEC Term Loan Due  2051, LE Term Loan Due  2050, and NPS Term Loan Due  2050 contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for bank facilities of these types.  Specifically, The First Term Loan Due 2034 and Second Term Loan Due  2034 contain quarterly debt service coverage, total combined current assets, total combined current liabilities, and total combined debt ratios and annual current and debt to net worth ratios. The First Term Loan Due  2034 also requires that a $1.0 million payment reserve account be maintained. The NPS Term Loan Due 2031 requires NPS to have an active deposit account with the lender, provide standalone audited financial statements for NPS, a wholly owned subsidiary, and meet annual maintenance of debt service coverage and current ratios. There are  no covenants associated with the Kissick Debt, BDEC Term Loan Due  2051, LE Term Loan Due  2050, NPS Term Loan Due  2050, the Equipment Loan Due  2025, and the Equipment Loan Due 2031.

(10)	AROs

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

	March 31,	December 31
	2025	2024
	(in thousands)

AROs, at the beginning of the period	$2,999	$4,504
Liabilities settled	-	(1,505)
	2,999	2,999
Less: AROs, current portion	2,999	2,999
Long-term AROs, at the end of the period	$-	$-

BDPL maintained $3.0 million in AROs related to decommissioning pipeline and facilities assets at both  March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2024, we settled ARO liabilities totaling $1.5 million related to our pipeline and facilities assets. We also incurred approximately $0.9 million in additional decommissioning related expenses during the three months ended March 31, 2024 due to the impact of poor weather conditions.

Blue Dolphin Energy Company
March 31, 2025 | Page 22

Notes to Consolidated Financial Statements (Continued)

BSEE mandated that our pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL completed Phase I of the project from late  December 2023 to mid- February  2024. However, in July 2024, BDPL requested a BSEE extension to decommission the remaining phases of the project until the second quarter of 2025 due to significant cost overruns. BDPL’s extension request was denied by BSEE in September 2024. On March 17, 2025, BSEE issued BDPL an INC for failing to comply with certain of its decommissioning obligations. Management is currently assessing the feasibility and cost of performing remaining decommissioning work. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Right-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does  not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in  October 2023. In  March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled. At March 31, 2025, we accrued $0.7 million on our balance sheet within accrued expenses and other current liabilities related to this matter. We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-054.

●

Civil Penalty G-2024-056. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in  November 2023. In  January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated.  In  March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled. At  March 31, 2025, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter. We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-056.

●

Civil Penalty G-2024-010. In  April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in  September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). In  March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled. At  March 31, 2025, we accrued $1.1 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

See "Note (14)" for additional disclosures related to AROs and BSEE civil penalties.

(11)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.03 million for both three months ended March 31, 2025 and 2024. See “Notes (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $0.3 million for both the  three months ended March 31, 2025 and 2024.  Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Second Amended and Restated Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		March 31,	December 31
	Balance Sheet Location	2025	2024
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$497	$497
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(106)	(41)

Total lease assets		391	456

Liabilities
Current
Operating lease	Current portion of lease liabilities	268	264

Noncurrent
Operating lease	Long-term lease liabilities, net of current	147	191
Total lease liabilities		$415	$455

Blue Dolphin Energy Company
March 31, 2025 | Page 23

Notes to Consolidated Financial Statements (Continued)

Weighted average remaining lease term in years
Operating lease	1.42
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)

Operating lease costs	$64	$62
Short-term lease expense, related party	300	300
Total lease cost	$364	$362

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$72	$54

As of March 31, 2025, maturities of lease liabilities for the periods indicated was as follows:

March 31,	Operating Lease
(in thousands)

2025	$224
2026	191
$415

Future minimum annual lease commitments that are non-cancelable:

March 31,	Operating Lease
(in thousands)

2025	$224
2026	191
$415

(12)	Income Taxes

The Inflation Reduction Act ("IRA") was enacted in August 2022. The IRA imposes a 15% alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. We do not fall within the “applicable corporations” category and are therefore exempt from paying an alternative minimum tax.

Tax Provision. The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Current
Federal	$(69)	$(215)
State	(38)	(81)
Deferred
Federal	(528)	(1,545)
Change in valuation allowance	-	-
Total provision for income taxes	$(635)	$(1,841)

We record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. Furthermore, none of our federal and state income tax returns are currently under examination by the IRS or state authorities. As of the three months ended March 31, 2025, fiscal years 2021 and later remain subject to examination by the IRS and fiscal years 2020 and later remain subject to examination by the State of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

U.S. GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Blue Dolphin Energy Company
March 31, 2025 | Page 24

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$6,226	$6,771
Business interest expense	3,833	3,792
Start-up costs (crude oil and condensate processing facility)	148	169
ARO liability/deferred revenue	630	630
Other	71	76
Total deferred tax assets	10,908	11,438

Deferred tax liabilities:
Basis differences in property and equipment	(8,446)	(8,448)

Deferred tax assets, net	$2,462	$2,990

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

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a  50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards.  We recorded no valuation allowance against our deferred tax assets as of  March 31, 2025 and December 31, 2024.

At  March 31, 2025, there were no uncertain tax positions for which a reserve or liability was necessary.

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

NOL carryforwards that remained available for future use for the periods indicated was as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2023	$4,509	$24,131	$28,640

Net operating losses used and expired	(638)	4,243	3,605

Balance at December 31, 2024	$3,871	$28,374	$32,245

Net operating losses	(1,276)	(1,320)	(2,596)

Balance at March 31, 2025	$2,595	$27,054	$29,649

Blue Dolphin Energy Company
March 31, 2025 | Page 25

Notes to Consolidated Financial Statements (Continued)

(13)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands,
	except share and per share amounts)

Net income	$2,244	$6,624

Basic and diluted earnings per share	$0.15	$0.44
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968

Diluted EPS for the three months ended March 31, 2025 and 2024 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

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

(14)	Commitments and Contingencies

Fourth Amended and Restated Operating Agreement. See “Note (3)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the Fourth Amended and Restated Operating Agreement and modifications to this agreement.

Defaults Under Secured Loan Agreements. See “Note (9)” to our consolidated financial statements for additional information regarding defaults under secured loan agreements with related parties and third parties and their potential effects on our business, financial condition, and results of operations.

Financing Agreements and Guarantees

Indebtedness.  See “Notes (3) and (9)” to our consolidated financial statements for disclosures related to related-party and third-party indebtedness and defaults thereto.

Guarantees.  Affiliates provided guarantees on certain debt of Blue Dolphin and its subsidiaries.  The maximum amount of any guarantee is equal to the principal amount and accrued interest, which amounts are reduced as payments are made.  See “Notes (3) and (9)” to our consolidated financial statements for additional disclosures related to related-party and third-party guarantees associated with indebtedness and defaults thereto.

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

Resolved Matters .

RLI Corp. Surety Bonds. Blue Dolphin currently has several surety bonds through RLI Corp. as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. Although BDPL filed its answer to RLI Corp.'s lawsuit in April 2024 denying RLI Corp.'s claims, in July 2024 BDPL presented a settlement proposal to RLI Corp. to resolve the matter through a series of cash payments. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September 2024 to March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissionined, BDPL can request that BOEM cancel the associated supplemental pipeline bonds. As a result, RLI Corp. would release the cash collateral tied to the associated supplemental pipeline bonds to BDPL.

Blue Dolphin Energy Company
March 31, 2025 | Page 26

Notes to Consolidated Financial Statements (Continued)

TCEQ Final Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million, which will be paid in monthly installments over a three-year period. The SOAH case was dismissed and the matter was remanded back to the TCEQ in December 2024; TCEQ finalized the Agreed Order in February 2025.

Unresolved Matters

BOEM Supplemental Pipeline Bonds.  To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM. In  March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for  five (5) existing pipeline rights-of-way, representing an increase of $4.8 million.  Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In  June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply.  In  June 2018, BDPL appealed the INCs to the IBLA, filing its statement of reasons in  July 2018. In  February 2025, the USDOI directed BOEM and BDPL to submit either a joint status report, or separate status reports, to update the court relative to the facts in the case.  If joint, submissions were due by  March 11, 2025; if separate, BOEM’s submission was due by  March 11, 2025 and BDPL’s response to BOEM’s submission was due by  March 25, 2025.  Although BOEM submitted its report by its respective deadline, BDPL missed its deadline as notifications were sent to BDPL’s former counsel in the matter.  On  March 10, 2025, the USDOI notified BDPL by letter that the agency granted BDPL until  March 31, 2025 to submit its response; however, management was  not in receipt of the USDOI’s notification letter until  March 25, 2025. On  March 27, 2025, BDPL filed a motion through new counsel requesting an extension of its deadline to file its status report response  no later than  April 30, 2025; BDPL filed the required status report response to the court on April 24, 2025.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2025 and December 31, 2024. At both  March 31, 2025 and December 31, 2024, BDPL maintained  $0.9 million in cash-backed pipeline bonds issued to the BOEM through RLI Corp.

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

Platform Inspection Obligation. For our offshore platform in federal waters, we are required by BSEE to perform annual structural inspections and monthly navigational aid, fog horn, lifesaving equipment, and pollution checks. On April 9, 2025, BSEE issued BDPL an INC for failing to conduct monthly platform pollution inspections; BDPL corrected the INC on April 22, 2025.

Blue Dolphin Energy Company
March 31, 2025 | Page 27

Notes to Consolidated Financial Statements (Continued)

Decommissioning Obligations.  BSEE mandated that our pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL completed Phase I of the project from late  December 2023 to mid- February  2024. However, in July 2024, BDPL requested a BSEE extension to decommission the remaining phases of the decommissioning project until the second quarter of 2025 due to significant cost overruns. BDPL’s extension request was denied by BSEE in September 2024. On March 17, 2025, BSEE issued BDPL an INC for failing to comply with certain of its decommissioning obligations. Management is currently assessing the feasibility and cost of performing remaining decommissioning work. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Right-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does  not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in  October 2023. In  March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled. At March 31, 2025, we accrued $0.7 million on our balance sheet within accrued expenses and other current liabilities related to this matter. We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-054.

●

Civil Penalty G-2024-056. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in  November 2023. In  January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated.  In  March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled. At  March 31, 2025, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter. We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-056.

●

Civil Penalty G-2024-010. In  April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in  September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). In  March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled.  At  March 31, 2025, we accrued $1.1 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

Blue Dolphin Energy Company
March 31, 2025 | Page 28

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, as well as significant trends that may affect future performance.  All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain.  See "Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.  You should read the following discussion together with the financial statements and the related notes included elsewhere in this report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.1% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Business Operations Update

For the three months ended March 31, 2025, refining margins were less favorable compared to the three months ended March 31, 2024.  Less favorable refining margins on lower sales volumes contributed to Blue Dolphin reporting net income of $2.2  million, or $0.15 per share, for the three months ended March 31, 2025 ("2025") compared net income of $6.6 million, or $0.44 per share, for the three months ended March 31, 2024 (“2024”).

Our full operating results for the three ended March 31, 2025 and March 31, 2024, including results by segment, can be found within ‘Results of Operations.’

We used cash flow from operations of $1.7 million for the three months ended March 31, 2025. The use of cash flow from operations was primarily due to a buildup of inventory.  Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins. At March 31, 2025, we had $1.3 million in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘Liquidity and Capital Resources.’

General Trends and Outlook

Uncertainties remain surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East). We do not operate or own assets in Russia, Ukraine, or the Middle East. However, the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. While it is difficult to predict the ultimate economic impacts of these factors on our operations, below are key factors that impacted our results of operations so far in 2025 and will likely impact our results of operations for the rest of 2025:

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

Liquidity and Access to Capital Markets

We continue efforts to improve our balance sheet. In March 2025, we fully repaid our debt obligation to the Kissick Noteholder, and we continue to engage with potential lenders to obtain additional funding to refinance and restructure our debt. There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure our debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

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

Blue Dolphin Energy Company
March 31, 2025 | Page 29

Management’s Discussion and Analysis (Continued)

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

Optimize Existing Asset Base. During the three months ended March 31, 2025, the Nixon facility performed optimally, experiencing only one day of downtime. Comparatively, the Nixon facility experienced 5 days of downtime for the three months ended March 31, 2024 due to frigid weather (3 days) and repairs and maintenance (2 days).

Improve Operational Efficiencies. During the three months ended March 31, 2025 we optimized the efficiency of the Nixon refinery's flare gas monitoring system. Improvements to the flare gas system will reduce greenhouse gas emissions, optimize combustion efficiency, and lower operational costs.

Seize Market Opportunities. In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth.  Management continues to explore renewable opportunities with potential commercial partners. However, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

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

Blue Dolphin Energy Company
March 31, 2025 | Page 30

Management’s Discussion and Analysis (Continued)

Crude Oil and Condensate Supply. On December 29, 2023, we entered a crude supply agreement with MVP, effective January 1, 2024. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and the crude supply agreement renews on a quarterly evergreen basis.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

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

Customer s. Customers for our refined products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). An Affiliate, LEH, is a significant customer.  Most of our contracts require our customers to prepay, with us selling them fixed quantities or minimum quantities of finished and intermediate petroleum products. Many of these arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products.

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

Blue Dolphin Energy Company
March 31, 2025 | Page 31

Management’s Discussion and Analysis (Continued)

Inactive Operations. We own pipeline and facilities assets and have leasehold interests in offshore oil and gas properties.  These assets are inactive.  Our pipeline assets were fully impaired in 2016 and our leasehold interests in offshore oil and gas wells were fully impaired in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during three months ended March 31, 2025 and 2024.

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

2025 Versus 2024.

Overview. Net income for 2025 was $2.2 million, or $0.15 per share, compared to net income of $6.6 million, or $0.44 per share, in 2024. The $4.4 million, or $0.29 per share, decrease in net income between the periods was the result of less favorable refining margins.

Total Revenue from Operations.  Total revenue from operations was $83.7 million for 2025 compared to total revenue from operations of $91.0 million for 2024, representing a decrease of 8.1%. The decrease in 2025 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in 2025 decreased primarily due to lower market pricing; tolling and terminaling revenue in 2025 declined primarily due to lower tank rental fees.

Blue Dolphin Energy Company
March 31, 2025 | Page 32

Management’s Discussion and Analysis (Continued)

Total Cost of Goods Sold. Total cost of goods sold was $77.6 million for 2025 compared to total cost of goods sold of $79.8 million for 2024, representing a decrease of 2.8%. The decrease in 2025 related to market pricing associated with product sales mix, partially offset by a 3%, or $2.5 million increase in sales volumes.

Gross Profit. Gross profit totaled $6.1  million for 2025 compared to gross profit of $11.2 million for 2024. Less favorable refining margins adversely impacted refinery operations gross profit in 2025 compared to 2024.

LEH Operating Fee, Related Party.  For 2025 the LEH operating fee, related party totaled $0.2 million compared to $0.2 million for 2024.

General and Administrative Expenses. General and administrative expenses totaled $1.4 million in 2025 compared to other operating and general and administrative expenses of $1.0 million in 2024. The $0.4 million, or 37.8%, increase in 2025 primarily related to regulatory penalties, as well as professional service fees and insurance.

Interest and Other Non-Operating Expenses, Net. Total other expense in 2025 was flat compared to 2024, totaling $1.5 million for both periods.

Consolidated EBITDA. Consolidated EBITDA in 2025 totaled $5.1 million compared to $10.5 million in 2024 representing a decrease of $5.5 million. The decrease in 2025 was related to less favorable refining margins and lower tolling and terminaling total revenue. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Three Months Ended
	March 31,
	2025	2024

Total revenue from operations	$83,692	$91,022

Total costs of good sold	77,619	79,834

Gross profit	6,073	11,188

LEH operating fee, related party	182	172
Other operating expenses	119	140
General and administrative expenses	1,355	983
Depreciation and amortization	74	62
Interest, net	1,464	1,366
Total costs and expenses	3,194	2,723

Income before income taxes	2,879	8,465

Income tax expense	(635)	(1,841)

Net income	$2,244	$6,624

Income per common share
Basic	$0.15	$0.44
Diluted	$0.15	$0.44

	Three Months Ended
	March 31,
	2025	2024

Income before income taxes	$2,879	$8,465

Add: depreciation and amortization	714	704
Add: interest, net	1,464	1,366
Consolidated EBITDA	$5,057	$10,535

Blue Dolphin Energy Company
March 31, 2025 | Page 33

Management’s Discussion and Analysis (Continued)

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

2025 Versus 2024

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2025		2024
	(in thousands, except percent amounts)
LPG mix	$-	0.0%	$61	0.1%
Naphtha	15,881	19.2%	18,113	20.1%
Jet fuel	28,223	34.1%	27,394	30.5%
HOBM	17,745	21.4%	20,535	22.8%
AGO	21,019	25.5%	23,812	26.5%
	$82,868	100.0%	$89,915	100.0%

Refinery Downtime. Refinery downtime decreased from 5 days in Q1  2024 to 1 day in Q1 2025. Refinery downtime in Q1 2025 related to maintenance and repairs.  Refinery downtime in Q1 2024 related to weather (3 days  of freezing temperatures in January 2024) and 2 days related to maintenance and repairs.

Refinery Operations Revenue.  Refinery operations revenue was $82.9 million for Q1 2025 compared to $89.9 million for Q1 2024, representing a decrease of 7.8%. The decrease in 2025 related to lower market pricing.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $77.7 million for Q1 2025 compared to $79.6 million for Q1 2024, representing a decrease of 2.3%.  The  decrease in Q1 2025 was related to the product sales mix and lower crude pricing.

LEH Operating Fee, Related Party.  For 2025  and 2024 the LEH operating fee, related party totaled $0.2

Refining EBITDA. Refining EBITDA was $4.9 million in Q1 2025 compared to $10.2 million in Q1 2024, representing a decrease of 51.8%. The significant decrease in 2025 was related to less favorable refining margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA was $5.04 for 2025 compared to $10.77 for 2024, representing a decrease of $5.73 per barrel. The decrease in 2025 related to less favorable refining margins.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)

Refinery operations revenue	$82,868	$89,915

Crude oil, fuel use, and chemicals	74,576	76,668
Other conversion costs	2,848	2,617
Depreciation and amortization	298	301
Cost of goods sold	77,722	79,586

LEH operating fee, related party	182	172
General and administrative expenses	339	237
Interest, net	836	734
Total costs and expenses	79,079	80,729

Income before income taxes	3,789	9,186

Add: depreciation and amortization	298	301
Add: interest, net	836	734
Refining EBITDA	$4,923	$10,221

Sales (Mbbls)	976	949

Refining operations EBITDA per bbl	$5.04	$10.77

Blue Dolphin Energy Company
March 31, 2025 | Page 34

Management’s Discussion and Analysis (Continued)

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

2025 Versus 2024

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $1.4 million in Q1 2025 compared to $1.6 million in Q1 2024, representing a decrease of 13.6%.  The decrease in Q1 2025 related to lower tank rental fees and a decrease in the number of tanks rented.

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $1.2 million in Q1 2025 compared to $1.2 million in Q1 2024.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)

Tolling and terminaling revenue	$1,391	$1,610
Total tolling and terminaling revenue	1,391	1,610

Tolling and terminaling costs	122	410
Depreciation and amortization	342	341
Cost of goods sold	464	751

General and administrative expenses	88	23
Interest, net	477	496
Total costs and expenses	1,029	1,270

Income before income taxes	362	340

Add: depreciation and amortization	342	341
Add: interest, net	477	496
Tolling and terminaling EBITDA	$1,181	$1,177

Non-U.S. GAAP Measures.

The following are non-U.S. GAAP measures we present for the years ended March 31, 2025 and December 31, 2024:

Consolidated EBITDA.  Income before interest, taxes, and depreciation and amortization on a consolidated basis.

Refining EBITDA. Income before interest, taxes, and depreciation and amortization for our refinery operations business segment.

Refining operations EBITDA per bbl. Refining EBITDA divided by sales (Mbbls) for the reporting period.

Tolling and terminaling EBITDA. Income before interest, taxes, and depreciation and amortization for our tolling and terminaling business segment.

We present these measures because they provide management and investors with (i) important supplemental indicators of the operational performance of our business, (ii) additional criteria for evaluation of our performance relative to our peers, and (iii) supplemental information to investors about certain material non-cash and other items that may not continue at the same level in the future. EBITDA has limitations as an analytical tool and should not be considered in isolation or as substitutes for analysis of our results as reported under U.S. GAAP or as alternatives to net income, operating income, gross margin, or any other measure of financial performance presented in accordance with U.S. GAAP.

	Three Months Ended
	March 31,
	2025				2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$3,789	$362	$(1,272)	$2,879	$9,186	$340	$(1,061)	$8,465

Add: depreciation and amortization	298	342	74	714	301	341	62	704
Add: interest, net	836	477	151	1,464	734	496	136	1,366

EBITDA	$4,923	$1,181	$(1,047)	$5,057	$10,221	$1,177	$(863)	$10,535

Blue Dolphin Energy Company
March 31, 2025 | Page 35

Management’s Discussion and Analysis (Continued)

Capital Resources and Liquidity

Working Capital.

As of  March 31, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

Liquidity. Cash and cash equivalents totaled $1.3 million and $0.1 million at March 31, 2025 and December 31, 2024, respectively, representing an increase of $1.2 million. A significant portion of our liquidity at March 31, 2025 was invested in inventory.  Restricted cash, current totaled $1.0 million at both March 31, 2025 and December 31, 2024. Restricted cash, current related to a Veritex payment reserve account. Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $8.3  million and $5.2 million at March 31, 2025 and December 31, 2024, respectively.

We generally rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Fourth Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements and associated civil penalties. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

We continue efforts to improve our balance sheet. In March 2025, we fully repaid our debt obligation to the Kissick Noteholder, and we continue to engage with potential lenders to obtain additional funding to refinance and restructure debt. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

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

Sources and Use of Cash.

Components of Cash Flows.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(1,727)	$(6,250)
Financing activities	2,937	(345)
Increase (decrease) in Cash and Cash Equivalents	$1,210	$(6,595)

Cash Flow from Operations.  We used $1.7 million in cash flow from operations during the three months ended March 31, 2025 compared to using $6.3 million in cash flow from operations during the three months ended March 31, 2024. The $4.5 million decrease in cash flow used from operations between the periods was primarily due to smaller buildup of inventory in 2025, as well as smaller increase in Accounts receivable, Accounts receivable, related party, and no expenditures for asset retirement obligations. Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins.

Capital Expenditures. We spent $0.0 in capital expenditures for both the three months ended three months ended March 31, 2025 and 2024, however, we incurred $0.1 million in vendor financed capital expenditures. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East), we anticipate continuing to limit capital expenditures for the remainder of 2025. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

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

Blue Dolphin Energy Company
March 31, 2025 | Page 36

Management’s Discussion and Analysis (Continued)

Financing Activities.  During the three months ended March 31, 2025, Blue Dolphin made payments on debt principal totaling $2.1 million compared to payments on debt principal totaling $0.3 million for the three months ended March 31, 2024. Proceeds from debt totaled $5.1 million for the three months ended March 31, 2025 compared to proceeds from debt totaling $0.0 for the three months ended March 31, 2024.  In 2025, proceeds from debt related to the Amended and Restated Affiliate Revolving Credit Agreement.

Debt and Lease Obligations.

Debt Agreements.

Related-Party Agreements Summary. Blue Dolphin and certain subsidiaries are parties to the following debt agreements with related parties:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$10 million maximum(1)	April 2027	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0 million	April 2027	$0.25	12.00%	Working capital
BDPL

(1)	As of March 31, 2025, $8.3 million was drawn under the agreement.

Third-Party Agreements Summary.  Blue Dolphin and certain subsidiaries are parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
Kissick Debt(2)	LE	$11.7	March 2025	$0.5	6.25%	Working capital
	Kissick Noteholder
GNCU Loan
NPS Term Loan Due 2031 (in default)(3)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(4)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(5)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(5)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(6)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First
Equipment Loan Due 2025 (7)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants.  As of March 31, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At both  March 31, 2025  and December 31, 2024 restricted cash totaled $1.0 million.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan required monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment commenced in November 2024. As of March 31, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.

(4)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment commenced in November 2023; interest accrues during deferral period; loan not forgivable.

(5)	Payments deferred for thirty (30) months; first payment commenced in February 2023; interest accrued during deferral period; loan not forgivable.
(6)	In October 2020, LE entered into the Equipment Loan Due 2025 to purchase a backhoe; the backhoe is used at the Nixon facility.
(7)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Blue Dolphin Energy Company
March 31, 2025 | Page 37

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

		●	Substantially all assets
Kissick Debt	---	●	Subordinated deed of trust that encumbers the crude distillation tower and general assets of LE
GNCU Loan
NPS Term Loan Due 2031 (in default)	● USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	● Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	● Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
Amended and Restated BDPL-LEH Loan Agreement	---		Certain BDPL property
SBA EIDL
Blue Dolphin Term Loan Due 2051	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2025	---	●	First priority security interest in the equipment (backhoe).
Equipment Loan Due 2031	---	●	First priority security interest in the mobile offices.

(1)	Jonathan Carroll was required to personally guarantee repayment of borrowed funds and accrued interest.

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification. The first two months of the lease cover the holdover period of September and October 2024 wherein management negotiated the lease with the landlord; BDSC was not subject to a holdover rate during the holdover period.  During months 3 through 12, which began on November 1, 2024, the landlord reduced the annual base rent to $29.00 per square foot.  During months 13 through 24 the annual base rent will increase to $30.00 per square foot. As additional rent, BDSC will pay a proportionate share of basic building costs (e.g., utilities) up to a maximum of $1,500 per month.  The total rental area under the sixth amendment is 9,961 square feet, an increase of 2,268 square feet to accommodate additional personnel.  Under the lease amendment, BDSC will receive an improvement allowance of $1.50 per square foot; the improvement allowance will expire six months from the lease signing date.  See "Part I, Item 1. Financial Statements —Note (11)" to our consolidated financial statements for additional disclosures related to the BDSC office lease.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.03 million for both three months ended March 31, 2025 and 2024.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $0.3 million for both the three months ended March 31, 2025 and 2024, respectively. See "Part I, Item 1. Financial Statements —Note (3)" to our consolidated financial statements for additional disclosures related to the Second Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
March 31, 2025 | Page 38

Management’s Discussion and Analysis (Continued)

Outstanding Original Principal, Debt Issue Costs, and Accrued Interest.  Related-party and third-party long-term debt, including outstanding original principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal.

	March 31,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$18,456	$18,753
LRM Term Loan Due 2034 (in default)	7,679	7,793
Kissick Debt	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,400	9,671
LEH
Line of credit payable, related party	8,305	3,250
Amended and Restated BDPL-LEH Loan Agreement	4,000	4,000
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	10	14
Equipment Loan Due 2031	139	-
	50,289	47,213

Less: Line of credit, related party	(8,305)	(3,250)
Less: Current portion of long-term debt, net	(35,058)	(37,379)
Less: Unamortized debt issue costs	(1,692)	(1,743)
	$5,234	$4,841

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at March 31, 2025 and December 31, 2024 due to being in default.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,480)	(1,429)
	$1,692	$1,743

Amortization expense was $0.1 million for both three months ended March 31, 2025 and 2024.

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)

LEH
Amended and Restated BDPL-LEH Loan Agreement	$1,308	$1,308
Jonathan Carroll
Guaranty fee agreements	317	129
Veritex Loans
LE Term Loan Due 2034 (in default)	48	48
LRM Term Loan Due 2034 (in default)	61	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	17	17
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	81	93
LE Term Loan Due 2050	8	8
NPS Term Loan Due 2053	8	8
Kissick Debt	-	-
Equipment Loan Due 2025	-	-
	1,848	1,672
Less: Accrued interest payable, current portion	(1,848)	(1,672)
Long-term interest payable, net of current portion	$-	$-

Blue Dolphin Energy Company
March 31, 2025 | Page 39

Management’s Discussion and Analysis (Continued)

Forbearance Agreements, Waivers, and Default.

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

Defaults. As of March 31, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE or NPS will be able to refinance or restructure the debt, or (iii) the third party will provide a future forbearance or default waiver. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Proceeds from Debt. Proceeds from debt totaled $5.1 million for the three months ended March 31, 2025 compared to proceeds from debt totaling $0.0 for the three months ended March 31, 2024.  In 2025, proceeds from debt related to the Amended and Restated Affiliate Revolving Credit Agreement.

Concentration of Customer Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	December 31,
Three Months Ended	Customers	from Operations	(in millions)

March 31, 2025	3	67.7%	$8.3
March 31, 2024	3	81.3%	$11.7

Blue Dolphin Energy Company
March 31, 2025 | Page 40

Management’s Discussion and Analysis (Continued)

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 30.8% and 31.7% of our total revenue from operations for the three months ended March 31, 2025 and 2024, respectively. The Affiliate represented $8.3 million and $5.2 million in accounts receivable, related party at March 31, 2025 and December 31, 2024, respectively.

Bank Accounts.  Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At March 31, 2025 and December 31, 2024, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $2.0 million and $0.7 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Regulatory Activities.

BOEM. See "Part II, Item 1. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Bonds" and "Part II, Item 1. Legal Proceedings—Unresolved Matters—RLI Corp. Surety Bonds."

BSEE.  See "Part II, Item 1. Legal Proceedings—Unresolved Matters—BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties" and "Part II, Item 1. Financial Statements —Notes (11) and (15)."

TCEQ.  See "Part II, Item 1. Legal Proceedings—Resolved Matters—TCEQ Final Agreed Order."

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of March 31, 2025 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the three months ended March 31, 2025 we did not adopt any ASUs.

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

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. We will adopt ASU 2023-09 for our financial statements covering the annual period ending December 31, 2025.  We are currently evaluating the impact of adopting this ASU.

Blue Dolphin Energy Company
March 31, 2025 | Page 41

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

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Resolved Matters

RLI Corp. Surety Bonds. Blue Dolphin currently has several surety bonds through RLI Corp. as required by different regulatory agencies, including BOEM and the Railroad Commission of Texas. The bonds total approximately $1.25 million in the aggregate. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. Although BDPL filed its answer to RLI Corp.'s lawsuit in April 2024 denying RLI Corp.'s claims, in July 2024 BDPL presented a settlement proposal to RLI Corp. to resolve the matter through a series of cash payments. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September 2024 to March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissioned, BDPL can request that BOEM cancel the associated supplemental pipeline bonds. As a result, RLI Corp. would release the cash collateral tied to the associated supplemental pipeline bonds to BDPL.

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

Unresolved Matters

BOEM Supplemental Pipeline Bonds. To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM. In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, representing an increase of $4.8 million.  Historically, BDPL maintained $0.9 million in pipeline bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply.  In June 2018, BDPL appealed the INCs to the IBLA, filing its statement of reasons in July 2018. In February 2025, the USDOI directed BOEM and BDPL to submit either a joint status report, or separate status reports, to update the court relative to the facts in the case.  If joint, submissions were due by March 11, 2025; if separate, BOEM’s submission was due by March 11, 2025 and BDPL’s response to BOEM’s submission was due by March 25, 2025.  Although BOEM submitted its report by its respective deadline, BDPL missed its deadline as notifications were sent to BDPL’s former counsel in the matter.  On March 10, 2025, the USDOI notified BDPL by letter that the agency granted BDPL until March 31, 2025 to submit its response; however, management was not in receipt of the USDOI’s notification letter until March 25, 2025. On March 27, 2025, BDPL filed a motion through new counsel requesting an extension of its deadline to file its status report response no later than April 30, 2025; BDPL filed the required status report response to the court on April 24, 2025.

Blue Dolphin Energy Company
March 31, 2025 | Page 42

Legal Proceedings (Continued)

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of March 31, 2025 and December 31, 2024. At both  March 31, 2025 and December 31, 2024, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to the BOEM through RLI Corp.

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

Platform Inspection Obligation. For our offshore platform in federal waters, we are required by BSEE to perform annual structural inspections and monthly navigational aid, fog horn, lifesaving equipment, and pollution checks. On April 9, 2025, BSEE issued BDPL an INC for failing to conduct monthly platform pollution inspections; BDPL corrected the INC on April 22, 2025.

Decommissioning Obligations. BSEE mandated that our pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity. In October 2023, management met with BSEE to discuss BDPL’s path forward for meeting decommissioning requirements. Management worked with a consultant to develop a decommissioning plan, and BDPL completed Phase I of the project from late December 2023 to mid-February 2024. However, in July 2024, BDPL requested a BSEE extension to decommission the remaining phases of the decommissioning project until the second quarter of 2025 due to significant cost overruns. BDPL’s extension request was denied by BSEE in September 2024. On March 17, 2025, BSEE issued BDPL an INC for failing to comply with certain of its decommissioning obligations. Management is currently assessing the feasibility and cost of performing remaining decommissioning work. Separately, management is also exploring alternatives to reactivate the assets under a potential alternate Right-of-Use and Easement (RUE).  BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled. At March 31, 2025, we accrued $0.7 million on our balance sheet within accrued expenses and other current liabilities related to this matter. We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-054.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated.  In March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. This meeting has not yet been scheduled. At March 31, 2025, we accrued $0.4 million on our balance sheet within accrued expenses and other current liabilities related to this matter. We will record a liability of approximately $0.3 million per quarter related to potential penalties associated with Civil Penalty G-2024-056.

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right request a meeting with the penalty reviewing officer to submit additional information for consideration.  This meeting has not yet been scheduled. At March 31, 2025, we accrued $1.1 million on our balance sheet within accrued expenses and other current liabilities related to this matter.

Default under a Secured Loan Agreement. As of March 31, 2025 and the filing date of this report, certain of our bank debt to Veritex was in default related to a financial covenant violation, and bank debt to GNCU was in default related to non-financial covenant violations. See “Note (10)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on our business, financial condition, and results of operations. If the lenders exercises their rights and remedies due to the defaults under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

Blue Dolphin Energy Company
March 31, 2025 | Page 43

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

**  Submitted electronically herewith.

Blue Dolphin Energy Company
March 31, 2025 | Page 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 15, 2025	By:	/s/ BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

March 31, 2025 | Page 45