Form 10-Q
period 2025-06-30
BLUE DOLPHIN ENERGY CO
filed 2025-08-14
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of common stock, par value $0.01 per share, outstanding at August 14, 2025: 14,921,968

Blue Dolphin Energy Company
June 30, 2025 | Page 2

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and LEH and its affiliates (including LMT and LTRI). Together, Jonathan Carroll and LEH owned 84% of the Common Stock as of the filing date of this report.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 3

Glossary of Terms (Continued)

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
June 30, 2025 | Page 4

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
June 30, 2025 | Page 5

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

Topping unit. A type of petroleum refinery that engages in only the first step of the refining process (see crude distillation tower). A topping unit uses atmospheric distillation to separate crude oil and condensate into constituent petroleum products. A topping unit has a refinery complexity range of 1.0 to 2.0.

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
June 30, 2025 | Page 6

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

● Geographical concentration of our assets and customers in the Eagle Ford Shale.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 7

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2025	2024
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$819	$81
Restricted cash, current	1,000	1,000
Accounts receivable, net	613	713
Accounts receivable, related party	8,398	5,247
Prepaid expenses and other current assets	3,870	2,059
Inventory	41,221	35,662
Total current assets	55,921	44,762

LONG-TERM ASSETS
Total property and equipment, net	51,317	52,433
Operating lease right-of-use assets, net	326	456
Surety bonds	350	1,255
Deferred tax assets, net	2,904	2,990
Total long-term assets	54,897	57,134

TOTAL ASSETS	$110,818	$101,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$33,209	$35,920
Line of credit, related party	10,200	3,250
Long-term debt, related party, current portion	1,862	1,459
Interest payable	204	235
Interest payable, related party	813	1,437
Accounts payable	16,823	11,630
Current portion of lease liabilities	277	264
Income taxes payable	90	18
Asset retirement obligations, current portion	2,999	2,999
Accrued expenses and other current liabilities	6,226	6,689
Total current liabilities	72,703	63,901

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	74	191
Long-term debt, net of current portion (in default)	2,418	2,300
Long-term debt, related party, net of current portion	2,138	2,541
Total long-term liabilities	4,630	5,032

TOTAL LIABILITIES	77,333	68,933

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively) (1)	149	149
Additional paid-in capital	39,758	39,758
Retained deficit	(6,422)	(6,944)
TOTAL STOCKHOLDERS' EQUITY	33,485	32,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,818	$101,896

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2025 | Page 8

Financial Statements (Continued)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per-share amounts)		(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$55,795	$68,548	$138,663	$158,463
Tolling and terminaling	788	1,111	1,612	2,218
Total revenue from operations	56,583	69,659	140,275	160,681

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	50,669	64,820	125,245	141,489
Other conversion costs	4,581	8,485	6,862	10,598
Tolling and terminaling costs	140	410	262	820
Depreciation and amortization	643	643	1,283	1,286
Total cost of goods sold	56,033	74,358	133,652	154,193
Other operating costs
LEH operating fee, related party	276	254	458	426
Other operating expenses	125	140	244	280
General and administrative expenses	704	1,471	2,059	2,454
Depreciation and amortization	74	62	148	123
Total cost of operations	57,212	76,285	136,561	157,476

Income (loss) from operations	(629)	(6,626)	3,714	3,205

OTHER INCOME (EXPENSE)
Interest and other income	1	43	1	191
Interest and other expense	(1,553)	(1,483)	(3,017)	(2,997)
Total other expense	(1,552)	(1,440)	(3,016)	(2,806)

Income (loss) before income taxes	(2,181)	(8,066)	698	399

Income tax benefit (expense)	459	1,716	(176)	(125)

Net income (loss)	$(1,722)	$(6,350)	$522	$274

Income (loss) per common share:
Basic	$(0.12)	$(0.43)	$0.03	$0.02
Diluted	$(0.12)	$(0.43)	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968	14,921,968	14,921,968
Diluted	14,921,968	14,921,968	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2025 | Page 9

Financial Statements (Continued)

Consolidated Statements of Stockholders ’ Equity (Deficit) (Unaudited)

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at March 31, 2024	14,921,968	$149	$39,758	$8,316	$48,223

Net loss	-	-	-	(6,350)	(6,350)

Balance at June 30, 2024	14,921,968	$149	$39,758	$1,966	$41,873

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at March 31, 2025	14,921,968	$149	$39,758	$(4,700)	$35,207

Net loss	-	-	-	(1,722)	(1,722)

Balance at June 30, 2025	14,921,968	$149	$39,758	$(6,422)	$33,485

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net income	-	-	-	274	274

Balance at June 30, 2024	14,921,968	$149	$39,758	$1,966	$41,873

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2024	14,921,968	$149	$39,758	$(6,944)	$32,963

Net income	-	-	-	522	522

Balance at June 30, 2025	14,921,968	$149	$39,758	$(6,422)	$33,485

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2025 | Page 10

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES
Net income	$522	$274
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,431	1,409
Deferred income tax	86	54
Amortization of debt issue costs	102	101
Changes in operating assets and liabilities
Accounts receivable	100	(367)
Accounts receivable, related party	(3,151)	(1,747)
Prepaid expenses and other current assets	(906)	(1,548)
Inventory	(5,559)	(15,287)
Asset retirement obligations	-	(1,505)
Accounts payable, accrued expenses and other liabilities	4,026	2,918
Accounts payable, related party	-	(685)
Net cash used in operating activities	(3,349)	(16,383)

INVESTING ACTIVITIES
Capital expenditures	(29)	-
Net cash used in investing activities	(29)	-

FINANCING ACTIVITIES
Payments on debt principal	(2,834)	(1,237)
Net activity on related-party debt	6,950	-
Net cash provided by (used in) financing activities	4,116	(1,237)
Net change in cash, cash equivalents, and restricted cash	738	(17,620)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,081	18,718
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,819	$1,098

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via long-term note	$139	$-
Interest paid	$3,001	$4,813

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2025 | Page 11

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

Working Capital. As of June 30, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern. Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

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

We derived the consolidated balance sheet as of  December 31, 2024 from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2024 as filed with the SEC. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that  may be expected for the fiscal year ending December 31, 2025, or for any other period.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 12

Notes to Consolidated Financial Statements (Continued)

Use of Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of June 30, 2025 and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current and restricted cash, noncurrent at June 30, 2025 and December 31, 2024, if any, reflected amounts held in a payment reserve account with Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (9)" to our consolidated financial statements for additional disclosures associated with covenants related to our secured loan agreements with related parties and third parties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$819	$81
Restricted cash, current	1,000	1,000
	$1,819	$1,081

Accounts Receivable and Allowance for Credit Losses. Accounts receivable are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $0.00 and $0.06 million at  June 30, 2025 and December 31, 2024, respectively.

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt. As of June 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The fair value of our debt was $51.4 million and $47.2 million, at June 30, 2025 and December 31, 2024, respectively.

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
June 30, 2025 | Page 13

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

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the  six months ended June 30, 2025 we did not adopt any ASUs.

Blue Dolphin Energy Company
June 30, 2025 | Page 14

Notes to Consolidated Financial Statements (Continued)

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

Affiliate Agreements.

Financial and Operating Agreements. Blue Dolphin and certain of its subsidiaries are currently parties to the following financial and operating agreements with Affiliates:

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

Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent approximately $0.005 million per month.

Blue Dolphin Energy Company
June 30, 2025 | Page 15

Notes to Consolidated Financial Statements (Continued)

Debt Agreements. Blue Dolphin and certain subsidiaries are parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15 maximum(1)	April 2026	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0	April 2027	$0.25	12.00%	Working capital
BDPL

(1)	Effective June 1, 2025, the maximum borrowing limit under the agreement was increased to $15.0 million; see "Note (15)" for additional disclosures. As of June 30, 2025, $10.2 million was drawn under the agreement.

Covenants, Guarantees and Security. The Amended and Restated BDPL-LEH Loan Agreement contains representations and warranties that we consider usual and customary for a credit facility of this type. There are no financial covenants in the Amended and Restated BDPL-LEH Loan Agreement.  Certain BDPL property serves as collateral under the Amended and Restated BDPL-LEH Loan Agreement.

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

	June 30,	December 31,
	2025	2024
	(in thousands)

Current assets
Accounts receivable, related party	$8,398	$5,247
Current liabilities
Accounts payable, related party	-	-

Accounts receivable, related party at  June 30, 2025 reflected amounts owed by LEH to LE under the Amended and Restated Jet Fuel Sales Agreement.

Related-Party Debt. We reflect the amounts owed by Blue Dolphin and its subsidiaries to Affiliates under debt agreements on our consolidated balance sheets within long-term debt, related party and interest payable, related party.  Related-party long-term debt as of the dates indicated was as follows:

	June 30,	December 31
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$4,000	$4,000
Line of credit, related party	10,200	3,250
LEH Total	14,200	7,250

Less: Long-term debt, related party, current portion	(1,862)	(1,459)
Less: Line of credit, related party	(10,200)	(3,250)
Long-term debt, related party, net of current portion	$2,138	$2,541

Blue Dolphin Energy Company
June 30, 2025 | Page 16

Notes to Consolidated Financial Statements (Continued)

Related-party accrued interest associated with long-term debt as of the dates indicated was as follows:

	June 30,	December 31
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$711	$1,308
Line of credit, related party	-	-
LEH Total	711	1,308
Jonathan Carroll
Guaranty fee agreements	102	129
	813	1,437

Less: Long-term debt, related party, current portion	(813)	(1,437)
Long-term interest payable, related party, net of current portion	$-	$-

Consolidated Statements of Income.

Total revenue from operations. Revenue from Affiliates under the Amended and Restated Jet Fuel Sales Agreement and the NPS Terminal Services Agreement as of the dates indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$24,121	42.6%	$26,026	37.4%	$49,069	35.0%	$53,420	33.2%
Third-Parties	31,674	56.0%	42,522	61.0%	89,594	63.9%	105,043	65.4%
Tolling and terminaling
LEH	540	1.0%	540	0.8%	1,080	0.8%	1,080	0.7%
Third-Parties	248	0.4%	571	0.8%	532	0.4%	1,138	0.7%
	$56,583	100.0%	$69,659	100.0%	$140,275	100.0%	$160,681	100.0%

Interest expense. Interest expense associated with guaranty fee agreements and a debt agreement with Affiliates as of the dates indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$92	$97	$185	$195
Tied to NPS Term Loan Due 2031	47	50	93	100
Tied to Second Term Loan Due 2034	38	40	77	81
Tied to Blue Dolphin Term Loan Due 2051	10	10	20	20
LEH
Amended and Restated BDPL-LEH Loan Agreement	153	106	259	212
	$340	$303	$634	$608

Other. BDSC received sub-lease income from LEH totaling $0.02 million and $0.01 million for the three months ended June 30, 2025 and 2024, and $0.03 million and $0.02 million for the  six months ended June 30, 2025 and 2024.

Blue Dolphin Energy Company
June 30, 2025 | Page 17

Notes to Consolidated Financial Statements (Continued)

The LEH operating fee, related party under the Fourth Amended and Restated Operating Agreement totaled $0.3 million and  $0.3 million for the  three months ended June 30, 2025 and 2024, respectively, and  $0.5  million and  $0.4 million for the  six months ended June 30, 2025 and 2024, respectively.

Lease expense associated with the Second Amended and Restated Master Services Agreement (as discussed elsewhere within this "Note (3)" and in "Note (12)" to our consolidated financial statements) totaled $0.3 million for both the  three months ended June 30, 2025 and 2024, and $0.6 million for both the  six months ended June 30, 2025 and 2024.

(4)	Revenue and Segment Information

We have two reportable business segments: (i) refinery operations, which derives revenue from refined product sales, and (ii) tolling and terminaling, which derives revenue from storage tank rental fees, ancillary services fees (such as for in-tank blending) and tolling and reservation fees for use of the naphtha stabilizer at the Nixon refinery. ‘Corporate and other’ includes costs and expenses for BDSC, BDPL, and BDPC.

Our chief operating decision maker ("CODM")  is our Chief Executive Officer. For our refining segment, significant expenses relate to crude oil, fuel use, and chemicals, and other conversion costs.  For our tolling and terminaling segment, significant expenses relate to fees associated with an intercompany tolling agreement. The CODM reviews segment profit or loss on a monthly and quarterly basis and considers trend analyses as well as other market factors when making decisions about resource allocation. The measure of segment assets reported on our consolidated balance sheets and reviewed by our CODM is total assets.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances.

	June 30,	December 31,
	2025	2024
	(in thousands)

Accounts receivable (including related-party), beginning January 1st, of period	$5,960	$4,300
Accounts receivable (including related-party), end of period	9,011	5,960

Unearned revenue, beginning January 1st, of period	$2,727	$3,243
Unearned revenue, end of period	1,549	2,727

Segment Information.

Blue Dolphin Energy Company
June 30, 2025 | Page 18

Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	June 30,
	2025					2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination	Consolidated
	(in thousands)

Segment revenue	$55,795	$1,361	$-	$(573)	$56,583	$68,548	$1,684	$-	$(573)	$69,659

Crude oil, fuel use, and chemicals	50,669	-	-	-	50,669	64,820	-	-	-	64,820
Other conversion costs	5,154	-	-	(573)	4,581	9,058	-	-	(573)	8,485
Tolling and terminaling costs	-	140	-	-	140	-	410	-	-	410
Depreciation and amortization	301	342	-	-	643	301	342	-	-	643
Total costs of goods sold	56,124	482	-	(573)	56,033	74,179	752	-	(573)	74,358

LEH operating fee, related party	276	-	-	-	276	254	-	-	-	254
General and administrative expenses	580	72	52	-	704	391	69	1,011	-	1,471
Other operating expenses(2)	-	-	125	-	125	-	-	140	-	140
Depreciation and amortization	-	-	74	-	74	-	-	62	-	62
Interest, net	928	444	180	-	1,552	806	497	137	-	1,440
Total costs and expenses	57,908	998	431	(573)	58,764	75,630	1,318	1,350	(573)	77,725

Income (loss) before income taxes	(2,113)	363	(431)	-	(2,181)	(7,082)	366	(1,350)	-	(8,066)

Income tax benefit	-	-	459	-	459	-	-	1,716	-	1,716

Net income (loss)	$(2,113)	$363	$28	$-	$(1,722)	$(7,082)	$366	$366	$-	$(6,350)

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

Blue Dolphin Energy Company
June 30, 2025 | Page 19

Notes to Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30,
	2025					2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination	Consolidated
	(in thousands)

Segment revenue	$138,663	$2,752	$-	$(1,140)	$140,275	$158,463	$3,294	$-	$(1,076)	$160,681

Crude oil, fuel use, and chemicals	125,245	-	-	-	125,245	141,489	-	-	-	141,489
Other conversion costs	8,002	-	-	(1,140)	6,862	11,674	-	-	(1,076)	10,598
Tolling and terminaling costs	-	262	-	-	262	-	820	-	-	820
Depreciation and amortization	599	684	-	-	1,283	602	684	-	-	1,286
Total costs of goods sold	133,846	946	-	(1,140)	133,652	153,765	1,504	-	(1,076)	154,193

LEH operating fee, related party	458	-	-	-	458	426	-	-	-	426
General and administrative expenses	919	160	980	-	2,059	628	92	1,734	-	2,454
Other operating expenses(2)	-	-	244	-	244	-	-	280	-	280
Depreciation and amortization	-	-	148	-	148	-	-	123	-	123
Interest, net	1,764	921	331	-	3,016	1,540	993	273	-	2,806
Total costs and expenses	136,987	2,027	1,703	(1,140)	139,577	156,359	2,589	2,410	(1,076)	160,282

Income (loss) before income taxes	1,676	725	(1,703)	-	698	2,104	705	(2,410)	-	399

Income tax expense	-	-	(176)	-	(176)	-	-	(125)	-	(125)

Net income (loss)	$1,676	$725	$(1,879)	$-	$522	$2,104	$705	$(2,535)	$-	$274

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

Blue Dolphin Energy Company
June 30, 2025 | Page 20

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations (1)	$29	$-	$168	$-
Total capital expenditures	$29	$-	$168	$-
(1)	$0.1 million of the capital expenditures were vendor financed.

	June 30,	December 31,
	2025	2024
	(in thousands)
Identifiable assets
Refinery operations	$89,067	$78,996
Tolling and terminaling	16,388	16,904
Corporate and other	5,363	5,996
Total identifiable assets	$110,818	$101,896

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2025	2024
	(in thousands)

Prepaid insurance	$2,465	$1,382
Surety bonds, current portion	905	-
Prepaid easement renewal fees	-	9
Other prepaids	500	668
	$3,870	$2,059

(6)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2025	2024
	(in thousands)

HOBM	$23,155	$28,364
Naphtha	14,971	2,814
Jet fuel	1,925	3,403
Crude oil and condensate	820	754
Chemicals	181	154
AGO	144	157
Propane	14	13
LPG mix	11	3
	$41,221	$35,662

We incurred an inventory impairment expense of $2.1 million and $5.5 million for the three months ended  June 30, 2025 and 2024, and $2.4 and $5.9 million for the six months ended June 30, 2025 and 2024.

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2025	2024
	(in thousands)

Refinery and facilities	$72,776	$72,776
Land	566	566
Other property and equipment	1,061	913
	74,403	74,255

Less: Accumulated depreciation and amortization	(26,821)	(25,537)
	47,582	48,718

Construction in progress	3,735	3,715
	$51,317	$52,433

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2025	2024
	(in thousands)

Accrued fines and penalties	$2,115	$2,146
Insurance	1,619	793
Unearned revenue from contracts with customers	1,549	2,727
Taxes payable	436	427
Other payable	219	308
Customer deposits	163	163
Board of director fees payable	125	125
	$6,226	$6,689

Blue Dolphin Energy Company
June 30, 2025 | Page 22

Notes to Consolidated Financial Statements (Continued)

(9)	Third-Party Long-Term Debt

Debt Agreements.  Blue Dolphin and certain subsidiaries are currently parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(5)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First
Equipment Loan Due 2025 (6)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants. As of June 30, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034. With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At June 30, 2025 and December 31, 2024 restricted cash totaled $1.0 million.

(2)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First principal payment commenced in November 2024. As of June 30, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.

(3)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment commenced in November 2023; interest accrued during deferral period; loan not forgivable.

(4)	Payments deferred for thirty (30) months; first payment commenced in February 2023; interest accrued during deferral period; loan not forgivable.
(5)	In October 2020, LE entered into the Equipment Loan Due 2025 to purchase a backhoe; the backhoe is used at the Nixon facility.
(6)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Blue Dolphin Energy Company
June 30, 2025 | Page 23

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Third-party long-term debt, including outstanding original principal, as of the dates indicated, was as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$18,158	$18,753
LRM Term Loan Due 2034 (in default)	7,566	7,793
Kissick Debt (1)	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,103	9,671
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	6	14
Equipment Loan Due 2031	135	-
	37,268	39,963

Less: Long-term debt, net, current portion	(33,209)	(35,920)
Less: Unamortized debt issue costs	(1,641)	(1,743)
	$2,418	$2,300
(1)	Kissick Debt was paid in full in March 2025.

Unamortized debt issue costs associated with the Veritex and GNCU loans, as of the dates indicated, consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,531)	(1,429)
	$1,641	$1,743

Amortization expense was less than $0.1 million for both the three months ended June 30, 2025 and 2024 and $0.1 million for both the  and  six months ended June 30, 2025 and 2024.

Blue Dolphin Energy Company
June 30, 2025 | Page 24

Notes to Consolidated Financial Statements (Continued)

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)

SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	$70	$93
LE Term Loan Due 2050	7	8
NPS Term Loan Due 2053	7	8
Veritex Loans
LE Term Loan Due 2034 (in default)	45	48
LRM Term Loan Due 2034 (in default)	57	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	17
Equipment Loan Due 2025	-	-
	204	235
Less: Accrued interest payable, current portion	(204)	(235)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  June 30, 2025 and December 31, 2024 due to being in default.

Defaults.

As of June 30, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, or NPS will be able to refinance or restructure the debt, or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating. See “Notes (3) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with related parties and third parties and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company
June 30, 2025 | Page 25

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

Representations,  Warranties, and Covenants. The First Term Loan Due  2034, Second Term Loan Due  2034, NPS Term Loan Due  2031, BDEC Term Loan Due  2051, LE Term Loan Due  2050, and NPS Term Loan Due  2050 contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for bank facilities of these types.  Specifically, The First Term Loan Due 2034 and Second Term Loan Due  2034 contain quarterly debt service coverage, total combined current assets, total combined current liabilities, and total combined debt ratios and annual current and debt to net worth ratios. The First Term Loan Due  2034 also requires that a $1.0 million payment reserve account be maintained. The NPS Term Loan Due 2031 requires NPS to have an active deposit account with the lender, provide standalone audited financial statements for NPS, a wholly owned subsidiary, and meet annual maintenance of debt service coverage and current ratios. There are  no covenants associated with BDEC Term Loan Due  2051, LE Term Loan Due  2050, NPS Term Loan Due  2050, the Equipment Loan Due  2025, and the Equipment Loan Due 2031.

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
June 30, 2025 | Page 26

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

	June 30,	December 31
	2025	2024
	(in thousands)

AROs, at the beginning of the period	$2,999	$4,504
Liabilities settled	-	(1,505)
	2,999	2,999
Less: AROs, current portion	2,999	2,999
Long-term AROs, at the end of the period	$-	$-

BDPL maintained $3.0 million in AROs related to decommissioning pipeline and facilities assets at both  June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2024, we settled ARO liabilities totaling $1.5 million related to our pipeline and facilities assets. We also incurred approximately $0.9 million in additional decommissioning related expenses during six months ended June 30, 2024 due to the impact of poor weather conditions.

BSEE mandated that BDPL's pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity.  Beginning in April 2025, management began meeting with BSEE on a monthly basis to review BDPL's progress toward meeting its offshore decommissioning obligations.  In June 2025, BDPL engaged Chapman Consulting, Inc. ("Chapman") to oversee the decommissioning project, and as of the filing date of this report, Chapman was soliciting contractor bids.

On March 17, 2025, BSEE issued BDPL an INC for failing to decommission Pipeline Segment No. 8437.  On April 9, 2025, BSEE issued BDPL an INC for failing to conduct monthly platform pollution inspections; BDPL corrected this INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline surety bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in  October 2023. In  March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $1.3 million against BDPL.  The revised amount includes assessment of additional civil penalties in the amount of $3.097 per day from March 25, 2025 to July 21, 2025, for which the company had already booked an accrual through June 30, 2025.

●

Civil Penalty G-2024-056. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in  November 2023. In  January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated.  In  March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalty G-2024-054 above, on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $0.9 million against BDPL. The revised amount includes assessment of additional civil penalties in the amount of $3.097 per day from January 29, 2025 to July 21, 2025, for which the company had already booked an accrual through June 30, 2025.

BDPL remains subject to additional civil penalties until the violation(s) have been corrected.  Within 60 days of BDPL's receipt of BSEE's final decision, BDPL must pay the civil penalty, request an informal resolution with the reviewing officer's next-level supervisor, or appeal BSEE's decision to the IBLA.  BDPL intends to request a follow up meeting with the reviewing officer's next-level supervisor. At  June 30, 2025, we accrued $2.1 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties. We will record a liability of approximately $0.3 million per quarter for each of Civil Penalties G-2024-054 and G-2024-056 for potential future civil penalties.

Blue Dolphin Energy Company
June 30, 2025 | Page 27

Notes to Consolidated Financial Statements (Continued)

The following BDPL civil penalty referral was closed:

●

Civil Penalty G-2024-010. In  April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in  September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (removing 55-gallon drum leaking oil on platform deck), L141 (flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (decommissioning in place Pipeline Segment No. 13101). In  March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalties G-2024-054 and G-2024-056 above, on June 11, 2025. On July 16, 2025, BSEE sent BDPL a Notice of Civil Penalty Case Dismissal that indicated that no penalty would be assessed against BDPL based on the underlying INCs.  At  June 30, 2025, we reversed the $1.1 million previous accrual for penalties associated with this matter in General and administrative expenses.

See "Note (14)" for additional disclosures related to AROs and BSEE civil penalties.

(11)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.02 million and $0.01 million for the  three months ended June 30, 2025 and 2024, respectively, and $0.03 million and $0.02 for the  six months ended June 30, 2025 and 2024, respectively. See “Notes (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $0.3 for both the  three months ended June 30, 2025 and 2024, respectively, and $0.6 million for both the  six months ended June 30, 2025 and 2024, respectively.  Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Second Amended and Restated Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		June 30,	December 31
	Balance Sheet Location	2025	2024
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$497	$497
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(171)	(41)

Total lease assets		326	456

Liabilities
Current
Operating lease	Current portion of lease liabilities	277	264

Noncurrent
Operating lease	Long-term lease liabilities, net of current	74	191
Total lease liabilities		$351	$455

Blue Dolphin Energy Company
June 30, 2025 | Page 28

Notes to Consolidated Financial Statements (Continued)

Weighted average remaining lease term in years
Operating lease	1.17
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating lease costs	$65	$62	$129	$124
Short-term lease expense, related party	300	300	600	600
Total lease cost	$365	$362	$729	$724

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$72	$55	$144	$109

As of June 30, 2025, maturities of lease liabilities and future minimum annual lease commitments that are non-cancelable for the periods indicated was as follows:

June 30,	Operating Lease
(in thousands)

2025	$160
2026	191
$351

(12)	Income Taxes

The Inflation Reduction Act ("IRA") was enacted in August 2022. The IRA imposes a 15% alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. We do not fall within the “applicable corporations” category and are therefore exempt from paying an alternative minimum tax.

Tax Provision. The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Current
Federal	$18	$188	$(52)	$(27)
State	(1)	37	(39)	(44)
Deferred
Federal	442	1,491	(85)	(54)
Change in valuation allowance	-	-	-	-
Total provision for income taxes	$459	$1,716	$(176)	$(125)

We record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. Furthermore, none of our federal and state income tax returns are currently under examination by the IRS or state authorities. As of the six months ended June 30, 2025, fiscal years 2021 and later remain subject to examination by the IRS and fiscal years 2020 and later remain subject to examination by the State of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

U.S. GAAP treats Texas franchise tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$6,294	$6,771
Business interest expense	4,196	3,792
Start-up costs (crude oil and condensate processing facility)	127	169
ARO liability/deferred revenue	630	630
Other	101	76
Total deferred tax assets	11,348	11,438

Deferred tax liabilities:
Basis differences in property and equipment	(8,444)	(8,448)

Deferred tax assets, net	$2,904	$2,990

Blue Dolphin Energy Company
June 30, 2025 | Page 30

Notes to Consolidated Financial Statements (Continued)

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

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a  50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards.  We recorded no valuation allowance against our deferred tax assets as of  June 30, 2025 and December 31, 2024.

At  June 30, 2025, there were no uncertain tax positions for which a reserve or liability was necessary.

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

NOL carryforwards that remained available for future use for the periods indicated was as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2023	$4,509	$24,131	$28,640

Net operating losses used and expired	(638)	4,243	3,605

Balance at December 31, 2024	$3,871	$28,374	$32,245

Net operating losses used and expired	(1,276)	(997)	(2,273)

Balance at June 30, 2025	$2,595	$27,377	$29,972

Blue Dolphin Energy Company
June 30, 2025 | Page 31

Notes to Consolidated Financial Statements (Continued)

(13)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net income (loss)	$(1,722)	$(6,350)	$522	$274

Basic and diluted earnings (loss) per share	$(0.12)	$(0.43)	$0.03	$0.02
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968	14,921,968	14,921,968

Diluted EPS for the three and six months ended June 30, 2025 and 2024 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

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

Defaults Under Secured Loan Agreements. See “Note (9)” to our consolidated financial statements for additional information regarding defaults under secured loan agreements with  third parties and their potential effects on our business, financial condition, and results of operations.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 32

Notes to Consolidated Financial Statements (Continued)

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

Resolved Matters.

RLI Corp. Surety Bonds. Blue Dolphin currently has surety bonds through RLI Corp. as required by different regulatory agencies, including an area-wide general lease surety bond to operate in the Gulf of America and multiple pipeline surety bonds with BOEM and an operator performance bond with the Railroad Commission of Texas. The bonds total approximately $1.2 million in the aggregate. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September 2024 to March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissioned, BDPL can request that BOEM cancel the associated pipeline surety bonds. As a result, RLI Corp. would release to BDPL the cash collateral tied to these pipeline surety bonds.  The area-wide general lease surety bond with BOEM and the operator performance bond with the Railroad Commission of Texas that are held by RLI Corp. would remain in place.

TCEQ Final Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million. The SOAH case was dismissed and the matter was remanded back to the TCEQ in December 2024; TCEQ finalized the Agreed Order in February 2025, and LRM is paying the penalty in monthly installments over a three-year period.  On June 3, 2025, LRM submitted its Site Investigation Report, which was prepared by a third-party, to the TCEQ as required under the final Agreed Order.

Unresolved Matters

BOEM Supplemental Pipeline Surety Bonds.  To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM. In  March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for  five (5) existing pipeline rights-of-way, representing an increase of $4.8 million.  Historically, BDPL maintained $0.9 million in pipeline surety bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In  June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply.  In  June 2018, BDPL appealed the INCs to the IBLA, filing its statement of reasons in  July 2018.

In  February 2025, the USDOI directed BOEM and BDPL to submit either a joint status report, or separate status reports, to update the court relative to the facts in the case.  If joint, submissions were due by  March 11, 2025; if separate, BOEM’s submission was due by  March 11, 2025 and BDPL’s response to BOEM’s submission was due by  March 25, 2025.  Although BOEM submitted its report by its respective deadline, BDPL missed its deadline as notifications were sent to BDPL’s former counsel in the matter.  On  March 10, 2025, the USDOI notified BDPL by letter that the agency granted BDPL until  March 31, 2025 to submit its response; however, management was not in receipt of the USDOI’s notification letter until  March 25, 2025. On  March 27, 2025, BDPL filed a motion through new counsel requesting an extension of its deadline to file its status report response no later than  April 30, 2025; BDPL filed the required status report response to the court on April 24, 2025. On June 4, 2025, the IBLA issued a notice allowing BOEM and BDPL to engage in settlement negotiations, if desired.  In such a case, the parties were advised to jointly move the IBLA to suspend consideration of the appeal to allow time for settlement discussions to occur. BDPL advised its counsel of its desire to engage in settlement discussions with BOEM, and counsel will confer with the Solicitor's office regarding filing a joint motion to suspend the IBLA appeal in support of the parties engaging in such discussions.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline surety bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2025 and December 31, 2024. At both  June 30, 2025 and December 31, 2024, BDPL maintained  $0.9 million in cash-backed pipeline surety bonds issued to the BOEM through RLI Corp.

Blue Dolphin Energy Company
June 30, 2025 | Page 33

Notes to Consolidated Financial Statements (Continued)

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

Platform Inspection Obligation. For our offshore platform in federal waters, we are required by BSEE to perform annual structural inspections and monthly navigational aid, fog horn, lifesaving equipment, and pollution checks. On April 9, 2025, BSEE issued BDPL an INC for failing to conduct monthly platform pollution inspections; BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025.

Decommissioning Obligations. BSEE mandated that BDPL's pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity.  Beginning in April 2025, management began meeting with BSEE on a monthly basis to review BDPL's progress toward meeting its offshore decommissioning obligations.  In June 2025, BDPL engaged Chapman to oversee the decommissioning project, and as of the filing date of this report, Chapman was soliciting contractor bids.

On March 17, 2025, BSEE issued BDPL an INC for failing to decommission Pipeline Segment No. 8437. BDPL's delay in decommissioning its offshore assets does  not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline surety bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in  October 2023. In  March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $1.3 million against BDPL.  The revised amount includes assessment of additional civil penalties in the amount of $3.097 per day from March 25, 2025 to July 21, 2025, for which the company had already booked an accrual through June 30, 2025.

●

Civil Penalty G-2024-056. In  August 2024, BDPL received a civil penalty referral letter from BSEE for failing to flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in  November 2023. In  January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated.  In  March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalty G-2024-054 above, on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $0.9 million against BDPL. The revised amount includes assessment of additional civil penalties in the amount of $3.097 per day from January 29, 2025 to July 21, 2025, for which the company had already booked an accrual through June 30, 2025.

BDPL remains subject to additional civil penalties until the violation(s) have been corrected.  Within 60 days of BDPL's receipt of BSEE's final decision, BDPL must pay the civil penalty, request an informal resolution with the reviewing officer's next-level supervisor, or appeal BSEE's decision to the IBLA.  BDPL intends to request a follow up meeting with the reviewing officer's next-level supervisor. At  June 30, 2025, we accrued $2.1 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties. We will record a liability of approximately $0.3 million per quarter for each of Civil Penalties G-2024-054 and G-2024-056 for potential future civil penalties.

The following BDPL civil penalty referral was closed:

●

Civil Penalty G-2024-010. In  April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in  September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (removing 55-gallon drum leaking oil on platform deck), L141 (flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (decommissioning in place Pipeline Segment No. 13101). In  March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalties G-2024-054 and G-2024-056 above, on June 11, 2025. On July 16, 2025, BSEE sent BDPL a Notice of Civil Penalty Case Dismissal that indicated that no penalty would be assessed against BDPL based on the underlying INCs.  At  June 30, 2025, we reversed the previous accrual for penalties associated with this matter in General and administrative expenses.

(15)	Subsequent Events

Second Amended and Restated Affiliate Revolving Credit Agreement. On August 4, 2025, but effective as of June 1, 2025, the Board approved an amendment to the Amended and Restated Affiliate Revolving Credit Agreement (referenced throughout this Quarterly Report as the Second Amended and Restated Affiliate Revolving Credit Agreement) by and between LEH, Blue Dolphin, and Blue Dolphin's wholly owned subsidiaries. The maximum borrowing limit under the Second Amended and Restated Affiliate Revolving Credit Agreement increased from $10.0 million to $15.0 million.  All other terms of the Second Amended and Restated Affiliate Revolving Credit Agreement are materially the same as the prior agreement.  The proceeds under the agreement are anticipated to be used for working capital and general corporate purposes.

Blue Dolphin Energy Company
June 30, 2025 | Page 34

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

Business Operations Update

During the second quarter of 2025, refining margins were $5.3 more favorable to the second quarter of 2024. For the six months ended June 30, 2025, refining margins were $0.1 million more favorable compared to the six months ended June 30, 2024.  Blue Dolphin's net income increased to  $0.5  million, or $0.03 per share, for the six months ended June 30, 2025 compared net income of $0.3 million, or $0.02 per share, for the six months ended June 30, 2024.

Our full operating results for the three and six months ended June 30, 2025 and June 30, 2024, including results by segment, can be found within ‘Results of Operations.’

We used cash flow from operations of $3.3 million for the six months ended June 30, 2025. The use of cash flow from operations was primarily due to a buildup of inventory.  Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins. At June 30, 2025, we had $1.8million in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘Liquidity and Capital Resources.’

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

Blue Dolphin Energy Company
June 30, 2025 | Page 35

Management’s Discussion and Analysis (Continued)

●	Jet fuel commodity pricing and demand.
●	Naphtha commodity pricing and demand.

We can provide no guarantees that: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline surety bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable. Further, if lenders exercise their rights and remedies under secured loan agreements that are in default, our business, financial condition, and results of operations will be materially adversely affected.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 36

Management’s Discussion and Analysis (Continued)

Optimize Existing Asset Base. During the six months ended June 30, 2025, the Nixon facility experienced 15 days of downtime. Comparatively, the Nixon facility experienced 18 days of downtime for the six months ended June 30, 2024.The decrease in 2025 is due to frigid weather (3 days) in 2024.

Improve Operational Efficiencies. During the six months ended June 30, 2025 we optimized the efficiency of the Nixon refinery's flare gas monitoring system. Improvements to the flare gas system will reduce greenhouse gas emissions, optimize combustion efficiency, and lower operational costs.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 37

Management’s Discussion and Analysis (Continued)

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
June 30, 2025 | Page 38

Management’s Discussion and Analysis (Continued)

Inactive Operations. We own pipeline and facilities assets and have leasehold interests in offshore oil and gas properties.  These assets are inactive.  Our pipeline assets were fully impaired in 2016 and our leasehold interests in offshore oil and gas wells were fully impaired in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the  six months ended June 30, 2025 and 2024.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 39

Management’s Discussion and Analysis (Continued)

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

Q2 2025 Versus Q2 2024.

Overview. Net income (loss) for 2025 was ($1.7) million or $ (0.12) per share, compared to net income (loss) of ($6.4) million, or $ (0.43) per share, in 2024. The $4.6 million, or $0.31 per share, increase in net income (loss) between the periods was the result of more favorable refining margins.

Total Revenue from Operations.  Total revenue from operations was $56.6 million for 2025 compared to total revenue from operations of $69.7 million for 2024, representing a decrease of 18.8%. The decrease in 2025 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in 2025 decreased primarily due to lower market pricing and lower sales volume. Tolling and terminaling revenue in 2025 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $56.0 million for 2025 compared to total cost of goods sold of $74.4 million for 2024, representing a decrease of 24.6%. The decrease in 2025 related to market pricing associated with product sales mix, and a 5%, or $12.8 million decrease in sales volumes.

Gross Profit. Gross profit totaled $0.6  million for 2025 compared to gross profit of ($4.7) million for 2024. More favorable refining margins offset by a decrease in sales volume positively impacted refinery operations gross profit in 2025 compared to 2024.

LEH Operating Fee, Related Party.  For 2025 the LEH operating fee, related party totaled $0.3 million compared to $0.3 million for 2024.

General and Administrative Expenses. General and administrative expenses totaled $0.7 million in 2025 compared general and administrative expenses of $1.5 million in 2024. The $0.8 million, or 52.1%, decrease in 2025 primarily related to regulatory penalties, which includes the reversal of Civil Penalty G-2024-01, as well as professional service fees and insurance.

Interest and Other Non-Operating Expenses, Net. Total other expense in 2025 was  $1.6 million compared to $1.4 million in 2024.

Blue Dolphin Energy Company
June 30, 2025 | Page 40

Management’s Discussion and Analysis (Continued)

Consolidated EBITDA. Consolidated EBITDA in 2025 totaled $0.1 million compared to a loss of  ($5.9) million in 2024 representing an increase of $6.0 million. The increase in 2025 was related to more favorable refining margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Three Months Ended
	June 30,
	2025	2024

Total revenue from operations	$56,583	$69,659

Total costs of good sold	56,033	74,358

Gross profit	550	(4,699)

LEH operating fee, related party	276	254
Other operating expenses	125	140
General and administrative expenses	704	1,471
Depreciation and amortization	74	62
Interest, net	1,552	1,440
Total costs and expenses	2,731	3,367

Income before income taxes	(2,181)	(8,066)

Income tax benefit (expense)	459	1,716

Net income (loss)	$(1,722)	$(6,350)

Income per common share
Basic	$(0.12)	$(0.43)
Diluted	$(0.12)	$(0.43)

	Three Months Ended
	June 30,
	2025	2024

Income before income taxes	$(2,181)	$(8,066)

Add: depreciation and amortization	717	705
Add: interest, net	1,552	1,440
Consolidated EBITDA	$88	$(5,921)

Blue Dolphin Energy Company
June 30, 2025 | Page 41

Management’s Discussion and Analysis (Continued)

YTD 2025 Versus YTD 2024.

Overview. Net income for YTD 2025 was $0.5 million, or $0.03 per share, compared to net income of $0.3 million, or $0.02 per share, in YTD 2024. The $0.2 million, or $0.01 per share, increase in net income between the periods was the primarily the result of more favorable refining margins.

Total Revenue from Operations.  Total revenue from operations was $140.3 million for YTD 2025 compared to total revenue from operations of $160.7 million for YTD 2024, representing a decrease of 12.7%. The decrease in YTD 2025 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in YTD 2025 decreased primarily due to lower market pricing and decreased sales volumes; tolling and terminaling revenue in YTD 2025 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $133.7 million for YTD 2025 compared to total cost of goods sold of $154.2 million for YTD 2024, representing a decrease of 13.3%. The decrease in YTD 2025 related to lower market pricing associated with product sales mix, and a 1%, or $2.5 million, decrease in sales volumes.

Gross Profit. Gross profit totaled  $6.6 million for YTD 2025 compared to gross profit of $6.5 million for YTD 2024. More favorable refining margins positively impacted refinery operations gross profit in YTD 2025 compared to YTD 2024.

LEH Operating Fee, Related Party.  For YTD 2025, the LEH operating fee, related party totaled $0.5 million compared to $0.4 million for YTD 2024.

General and Administrative Expenses. General and administrative expenses totaled $2.1 million in YTD 2025 compared to general and administrative expenses of $2.5 million in YTD 2024. The $0.4 million, or 16.1%  decrease, in YTD 2025 primarily related to regulatory penalties, which includes the reversal of Civil Penalty G-2024-01, as well as professional service fees and insurance.

Interest and Other Non-Operating Expenses, Net. Total other expense was $3.0 million in YTD 2025  compared to $2.8 million in YTD 2024.

Consolidated EBITDA. Consolidated EBITDA in YTD 2025 totaled $5.1 million compared to $4.6 million in YTD 2024 representing an increase of $0.5 million. The increase in YTD 2025 was related more favorable refining margins and lower tolling and terminaling total revenue. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Six Months Ended
	June 30,
	2025	2024

Total revenue from operations	$140,275	$160,681

Total costs of good sold	133,652	154,193

Gross profit	6,623	6,488

LEH operating fee, related party	458	426
Other operating expenses	244	280
General and administrative expenses	2,059	2,454
Depreciation and amortization	148	123
Interest, net	3,016	2,806
Total costs and expenses	5,925	6,089

Income before income taxes	698	399

Income tax benefit (expense)	(176)	(125)

Net income	$522	$274

Income per common share
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Blue Dolphin Energy Company
June 30, 2025 | Page 42

Management’s Discussion and Analysis (Continued)

	Six Months Ended
	June 30,
	2025	2024

Income before income taxes	$698	$399

Add: depreciation and amortization	1,431	1,409
Add: interest, net	3,016	2,806
Consolidated EBITDA	$5,145	$4,614

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

Q2 2025 Versus Q2 2024

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,
	2025		2024
	(in thousands, except percent amounts)
LPG mix	$-	0.0%	$55	0.1%
Naphtha	5,146	9.2%	14,669	21.4%
Jet fuel	24,121	43.2%	26,026	37.9%
HOBM	6,680	12.0%	6,366	9.3%
AGO	19,848	35.6%	21,432	31.3%
	$55,795	100.0%	$68,548	100.0%

Refinery Downtime. Refinery downtime increased from 13 days in Q2  2024 to 14 days in Q2 2025. Refinery downtime in Q2 2025 related to maintenance and repairs.  Refinery downtime in Q2 2024 related to maintenance and repairs.

Refinery Operations Revenue.  Refinery operations revenue was $55.8 million for Q2 2025 compared to $68.5 million for Q2 2024, representing a decrease of 18.6%. The decrease in 2025 related to lower market pricing.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $56.1 million for Q2 2025 compared to $74.2 million for Q2 2024, representing a decrease of 24.3%.  The  decrease in Q2 2025 was related to the product sales mix and lower crude pricing.

LEH Operating Fee, Related Party.  For Q2 2025  and Q2 2024 the LEH operating fee, related party totaled $0.3 million.

Refining EBITDA. Refining EBITDA was a (0.9) million loss in Q2 2025 compared to a (6.0) million loss in Q2 2024, representing an increase of 85.2%. The significant increase in 2025 was related to more favorable refining margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Blue Dolphin Energy Company
June 30, 2025 | Page 43

Management’s Discussion and Analysis (Continued)

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA was ($1.21) for 2025 compared to ($7.76) for 2024, representing an increase of $6.55 per barrel. The increase in 2025 related to more favorable refining margins.

	Three Months Ended
	June 30,
	2025	2024
	(in thousands)

Refinery operations revenue	$55,795	$68,548

Crude oil, fuel use, and chemicals	50,669	64,820
Other conversion costs	5,154	9,058
Depreciation and amortization	301	301
Cost of goods sold	56,124	74,179

LEH operating fee, related party	276	254
General and administrative expenses	580	391
Interest, net	928	806
Total costs and expenses	57,908	75,630

Income (loss) before income taxes	(2,113)	(7,082)

Add: depreciation and amortization	301	301
Add: interest, net	928	806
Refining EBITDA	$(884)	$(5,975)

Sales (Mbbls)	733	770

Refining operations EBITDA per bbl	$(1.21)	$(7.76)

YTD 2025 Versus YTD 2024

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Six Months Ended June 30,
	2025		2024
	(in thousands, except percent amounts)
LPG mix	$-	0.0%	$116	0.1%
Naphtha	21,027	15.2%	32,782	20.7%
Jet fuel	52,344	37.7%	53,420	33.6%
HOBM	24,425	17.6%	26,901	17.0%
AGO	40,867	29.5%	45,244	28.6%
	$138,663	100.0%	$158,463	100.0%

Refinery Downtime. Refinery downtime decreased from 18 days in YTD  2024 to 15 days in YTD 2025. Refinery downtime in YTD 2025 related to maintenance and repairs.  Refinery downtime in YTD 2024 related to weather (3 days  of freezing temperatures in January 2024) and 15 days related to maintenance and repairs.

Refinery Operations Revenue.  Refinery operations revenue was $138.7 million for YTD 2025 compared to $158.5 million for YTD 2024, representing a decrease of 12.5%. The decrease in YTD 2025 related to lower market pricing.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $133.8 million for YTD 2025 compared to $153.8 million for YTD 2024, representing a decrease of 13.0%.  The  decrease in YTD 2025 was related to the product sales mix and lower crude pricing.

Blue Dolphin Energy Company
June 30, 2025 | Page 44

Management’s Discussion and Analysis (Continued)

LEH Operating Fee, Related Party.  For YTD 2025 the LEH operating fee was $0.5 million compared to $0.4 million in YTD 2024.

Refining EBITDA. Refining EBITDA was $4.0 million in YTD 2025 compared to $4.2 million in YTD 2024, representing a $0.2 million or 4.9% decrease. The significant  decrease in YTD 2025 was related to lower sales volumes. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA was $2.36 for YTD 2025 compared to $2.47 for YTD 2024, representing a decrease of $0.11 per barrel. The decrease in YTD 2025 is primarily related to a $0.3 million increase in General and administrative expenses.

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)

Refinery operations revenue	$138,663	$158,463

Crude oil, fuel use, and chemicals	125,245	141,489
Other conversion costs	8,002	11,674
Depreciation and amortization	599	602
Cost of goods sold	133,846	153,765

LEH operating fee, related party	458	426
General and administrative expenses	919	628
Interest, net	1,764	1,540
Total costs and expenses	136,987	156,359

Income before income taxes	1,676	2,104

Add: depreciation and amortization	599	602
Add: interest, net	1,764	1,540
Refining EBITDA	$4,039	$4,246

Sales (Mbbls)	1,709	1,719

Refining operations EBITDA per bbl	$2.36	$2.47

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

2025 Versus 2024

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $1.4 million in Q2 2025 compared to $1.7 million in Q2 2024, representing a decrease of 19.2%.  The decrease in Q1 2025 related to lower tank rental fees and a decrease in the number of tanks rented.

Blue Dolphin Energy Company
June 30, 2025 | Page 45

Management’s Discussion and Analysis (Continued)

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $1.1 million in Q1 2025 compared to $1.2 million in Q1 2024.

	Three Months Ended
	June 30,
	2025	2024
	(in thousands)

Tolling and terminaling revenue	$1,361	$1,684
Total tolling and terminaling revenue	1,361	1,684

Tolling and terminaling costs	140	410
Depreciation and amortization	342	342
Cost of goods sold	482	752

General and administrative expenses	72	69
Interest, net	444	497
Total costs and expenses	998	1,318

Income before income taxes	363	366

Add: depreciation and amortization	342	342
Add: interest, net	444	497
Tolling and terminaling EBITDA	$1,149	$1,205

YTD 2025 Versus YTD 2024

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $2.8 million in YTD 2025 compared to $3.3 million in YTD 2024, representing a decrease of 16.5%.  The decrease in YTD 2025 related to lower tank rental fees and a decrease in the number of tanks rented.

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $2.3 million in YTD 2025 compared to $2.4 million in YTD 2024.

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)

Tolling and terminaling revenue	$2,752	$3,294
Total tolling and terminaling revenue	2,752	3,294

Tolling and terminaling costs	262	820
Depreciation and amortization	684	684
Cost of goods sold	946	1,504

General and administrative expenses	160	92
Interest, net	921	993
Total costs and expenses	2,027	2,589

Income before income taxes	725	705

Add: depreciation and amortization	684	684
Add: interest, net	921	993
Tolling and terminaling EBITDA	$2,330	$2,382

Blue Dolphin Energy Company
June 30, 2025 | Page 46

Management’s Discussion and Analysis (Continued)

Non-U.S. GAAP Measures.

The following are non-U.S. GAAP measures we present for the periods ended June 30, 2025 and December 31, 2024:

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

	Three Months Ended
	June 30,
	2025				2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$(2,113)	$363	$(431)	$(2,181)	$(7,082)	$366	$(1,350)	$(8,066)

Add: depreciation and amortization	301	342	74	717	301	342	62	705
Add: interest, net	928	444	180	1,552	806	497	137	1,440

EBITDA	$(884)	$1,149	$(177)	$88	$(5,975)	$1,205	$(1,151)	$(5,921)

	Six Months Ended
	June 30,
	2025				2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$1,676	$725	$(1,703)	$698	$2,104	$705	$(2,410)	$399

Add: depreciation and amortization	599	684	148	1,431	602	684	123	1,409
Add: interest, net	1,764	921	331	3,016	1,540	993	273	2,806

EBITDA	$4,039	$2,330	$(1,224)	$5,145	$4,246	$2,382	$(2,014)	$4,614

Capital Resources and Liquidity

Working Capital.

As of June 30, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

Blue Dolphin Energy Company
June 30, 2025 | Page 47

Management’s Discussion and Analysis (Continued)

Liquidity. Cash and cash equivalents totaled $0.8 million and $0.1 million at June 30, 2025 and December 31, 2024, respectively, representing an increase of $0.7 million. A significant portion of our liquidity at June 30, 2025 was invested in inventory.  Restricted cash, current totaled $1.0 million at both June 30, 2025 and December 31, 2024. Restricted cash, current related to a Veritex payment reserve account. Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $8.4  million and $5.2 million at June 30, 2025 and December 31, 2024, respectively.

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

Sources and Use of Cash.

Components of Cash Flows.

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(3,349)	$(16,383)
Investing activities	(29)	-
Financing activities	4,116	(1,237)
Increase (decrease) in Cash and Cash Equivalents	$738	$(17,620)

Cash Flow from Operations.  We used $3.3 million in cash flow from operations during the six months ended June 30, 2025 compared to using $16.4 million in cash flow from operations during the six months ended June 30, 2024. The $13.0 million decrease in cash flow used from operations between the periods was primarily due to smaller buildup of inventory in 2025 and no expenditures for asset retirement obligations. Inventory increased due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins.

Capital Expenditures. We spent $0.0 in capital expenditures for both the three and six months ended June 30, 2025 and 2024, however, we incurred $0.1 million in vendor financed capital expenditures in Q1 2025. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East), we anticipate continuing to limit capital expenditures for the remainder of 2025. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 48

Management’s Discussion and Analysis (Continued)

Financing Activities.  During the six months ended June 30, 2025, Blue Dolphin made payments on debt principal totaling $2.8 million compared to payments on debt principal totaling $1.2 million for the six months ended June 30, 2024. Proceeds from debt totaled $7.0 million for the six months ended June 30, 2025 compared to proceeds from debt totaling $0.0 for the six months ended June 30, 2024.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement. See "Note (15) for additional disclosures related to the Second Amended and Restated Affiliate Revolving Credit Agreement.

Debt and Lease Obligations.

Debt Agreements.

Related-Party Agreements Summary. Blue Dolphin and certain subsidiaries are parties to the following debt agreements with related parties:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15 maximum(1)	April 2026	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0	April 2027	$0.25	12.00%	Working capital
BDPL

(1)	Effective June 1, 2025, the maximum borrowing limit under the agreement was increased to $15.0 million; see "Note (15)" for additional disclosures. As of June 30, 2025, $10.2 million was drawn under the agreement.

Blue Dolphin Energy Company
June 30, 2025 | Page 49

Management’s Discussion and Analysis (Continued)

Third-Party Agreements Summary.  Blue Dolphin and certain subsidiaries are parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(5)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First
Equipment Loan Due 2025 (6)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants.  As of June 30, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At both  June 30, 2025  and December 31, 2024 restricted cash totaled $1.0 million.

(2)	Original principal amount was $8.0 million; pursuant to a 2017 sixth amendment, principal under the Kissick Debt increased by $3.7 million.
(3)

Loan required monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment commenced in November 2024. As of June 30, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 50

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

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.03 million for both six months ended June 30, 2025 and 2024.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $0.3 million for both the six months ended June 30, 2025 and 2024, respectively. See "Part I, Item 1. Financial Statements —Note (3)" to our consolidated financial statements for additional disclosures related to the Second Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
June 30, 2025 | Page 51

Management’s Discussion and Analysis (Continued)

Outstanding Original Principal, Debt Issue Costs, and Accrued Interest.  Related-party and third-party long-term debt, including outstanding original principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal.

	June 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$18,158	$18,753
LRM Term Loan Due 2034 (in default)	7,566	7,793
Kissick Debt (1)	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	9,103	9,671
LEH
Line of credit payable, related party	10,200	3,250
Amended and Restated BDPL-LEH Loan Agreement	4,000	4,000
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	6	14
Equipment Loan Due 2031	135	-
	51,468	47,213

Less: Line of credit, related party	(10,200)	(3,250)
Less: Current portion of long-term debt, net	(35,071)	(37,379)
Less: Unamortized debt issue costs	(1,641)	(1,743)
	$4,556	$4,841
(1)	Kissick Debt was paid in full in March 2025.

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at June 30, 2025 and December 31, 2024 due to being in default.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,531)	(1,429)
	$1,641	$1,743

Amortization expense was $0.1 million for both six months ended June 30, 2025 and 2024.

Blue Dolphin Energy Company
June 30, 2025 | Page 52

Management’s Discussion and Analysis (Continued)

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)

LEH
Amended and Restated BDPL-LEH Loan Agreement	$711	$1,308
Jonathan Carroll
Guaranty fee agreements	102	129
Veritex Loans
LE Term Loan Due 2034 (in default)	45	48
LRM Term Loan Due 2034 (in default)	57	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	17
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	70	93
LE Term Loan Due 2050	7	8
NPS Term Loan Due 2053	7	8
Equipment Loan Due 2025	-	-
	1,017	1,672
Less: Accrued interest payable, current portion	(1,017)	(1,672)
Long-term interest payable, net of current portion	$-	$-

Defaults. As of June 30, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE or NPS will be able to refinance or restructure the debt, or (iii) the third party will provide a future forbearance or default waiver. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Proceeds from Debt. Proceeds from debt totaled $7.0 million for the six months ended June 30, 2025 compared to proceeds from debt totaling $0.0 for the six months ended June 30, 2024.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement. See "Part II, Item 1. Financial Statements —Note (15)" for additional disclosures related to the Second Amended and Restated Affiliate Revolving Credit Agreement.

Blue Dolphin Energy Company
June 30, 2025 | Page 53

Management’s Discussion and Analysis (Continued)

Concentration of Customer Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	June 30,
Three Months Ended	Customers	from Operations	(in millions)

June 30, 2025	3	88.7%	$8.9
June 30, 2024	2	68.9%	$5.9

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	June 30,
Six Months Ended	Customers	from Operations	(in millions)

June 30, 2025	2	64.9%	$8.5
June 30, 2024	3	80.5%	$5.9

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 43.6% and 38.1% of our total revenue from operations for the Three Months Ended June 30, 2025 and 2024 respectively. LEH accounted for 35.8% and 33.9% of our total revenue from operations for the six months ended June 30, 2025 and 2024, respectively. The Affiliate represented $8.3 million and $5.2 million in accounts receivable, related party at June 30, 2025 and December 31, 2024, respectively.

Bank Accounts.  Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At June 30, 2025 and December 31, 2024, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $1.5 million and $0.7 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Regulatory Activities.

BOEM. See "Part II, Item 1. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Surety Bonds" and "Part II, Item 1. Legal Proceedings—Unresolved Matters—RLI Corp. Surety Bonds."

BSEE.  See “Part I, Item 1. Financial Statements –Notes (11) and (14)” and “Part II, Item 1. Legal Proceedings—Unresolved Matters—BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties.”

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of June 30, 2025 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

Blue Dolphin Energy Company
June 30, 2025 | Page 54

Management’s Discussion and Analysis (Continued)

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the six months ended June 30, 2025 we did not adopt any ASUs.

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
June 30, 2025 | Page 55

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

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Resolved Matters

RLI Corp. Surety Bonds. Blue Dolphin currently has surety bonds through RLI Corp. as required by different regulatory agencies, including an area-wide general lease surety bond to operate in the Gulf of America and multiple pipeline surety bonds with BOEM and an operator performance bond with the Railroad Commission of Texas. The bonds total approximately $1.2 million in the aggregate. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September 2024 to March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissioned, BDPL can request that BOEM cancel the associated pipeline surety bonds. As a result, RLI Corp. would release to BDPL the cash collateral tied to these pipeline surety bonds.  The area-wide general lease surety bond with BOEM and the operator performance bond with the Railroad Commission of Texas that are held by RLI would remain in place.

TCEQ Final Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million. The SOAH case was dismissed and the matter was remanded back to the TCEQ in December 2024; TCEQ finalized the Agreed Order in February 2025, and LRM is paying the penalty in monthly installments over a three-year period.  On June 3, 2025, LRM submitted its Site Investigation Report, which was prepared by a third-party, to the TCEQ as required under the final Agreed Order.

Blue Dolphin Energy Company
June 30, 2025 | Page 56

Legal Proceedings (Continued)

Unresolved Matters

BOEM Supplemental Pipeline Surety Bonds.
To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM. In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, representing an increase of $4.8 million.  Historically, BDPL maintained $0.9 million in pipeline surety bonds with BOEM to decommission its trunk pipeline offshore in federal waters.  In June 2018, BOEM issued BDPL INCs for each right-of-way that failed to comply.  In June 2018, BDPL appealed the INCs to the IBLA, filing its statement of reasons in July 2018.

In February 2025, the USDOI directed BOEM and BDPL to submit either a joint status report, or separate status reports, to update the court relative to the facts in the case.  If joint, submissions were due by March 11, 2025; if separate, BOEM’s submission was due by March 11, 2025 and BDPL’s response to BOEM’s submission was due by March 25, 2025.  Although BOEM submitted its report by its respective deadline, BDPL missed its deadline as notifications were sent to BDPL’s former counsel in the matter.  On March 10, 2025, the USDOI notified BDPL by letter that the agency granted BDPL until March 31, 2025 to submit its response; however, management was not in receipt of the USDOI’s notification letter until March 25, 2025. On March 27, 2025, BDPL filed a motion through new counsel requesting an extension of its deadline to file its status report response no later than April 30, 2025; BDPL filed the required status report response to the court on April 24, 2025. On June 4, 2025, the IBLA issued a notice allowing BOEM and BDPL to engage in settlement negotiations, if desired.  In such a case, the parties were advised to jointly move the IBLA to suspend consideration of the appeal to allow time for settlement discussions to occur. BDPL advised its counsel of its desire to engage in settlement discussions with BOEM, and counsel will confer with the Solicitor's office regarding filing a joint motion to suspend the IBLA appeal in support of the parties engaging in such discussions.

BDPL’s pending appeal of the BOEM INCs does not relieve BDPL of its obligations to provide additional financial assurance or of BOEM’s authority to impose financial penalties. There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline surety bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of June 30, 2025 and December 31, 2024. At both  June 30, 2025 and December 31, 2024, BDPL maintained $0.9 million in cash-backed pipeline surety bonds issued to the BOEM through RLI Corp.

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

Platform Inspection Obligation. For our offshore platform in federal waters, we are required by BSEE to perform annual structural inspections and monthly navigational aid, fog horn, lifesaving equipment, and pollution checks. On April 9, 2025, BSEE issued BDPL an INC for failing to conduct monthly platform pollution inspections; BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025.

Decommissioning Obligations.
BSEE mandated that BDPL's pipelines and facilities assets offshore in federal waters be decommissioned due to their extended period of inactivity.  Beginning in April 2025, management began meeting with BSEE on a monthly basis to review BDPL's progress toward meeting its offshore decommissioning obligations.  In June 2025, BDPL engaged Chapman to oversee the decommissioning project, and as of the filing date of this report, Chapman was soliciting contractor bids.

On March 17, 2025, BSEE issued BDPL an INC for failing to decommission Pipeline Segment No. 8437. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline surety bonds or exercise any other rights and remedies it has available.

Blue Dolphin Energy Company
June 30, 2025 | Page 57

Legal Proceedings (Continued)

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $1.3 million against BDPL.  The revised amount includes assessment of additional civil penalties in the amount of $3.097 per day from March 25, 2025 to July 21, 2025, for which the company had already booked an accrual through June 30, 2025.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated.  In March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalty G-2024-054 above, on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $0.9 million against BDPL. The revised amount includes assessment of additional civil penalties in the amount of $3.097 per day from January 29, 2025 to July 21, 2025, for which the company had already booked an accrual through June 30, 2025.

BDPL remains subject to additional civil penalties until the violation(s) have been corrected.  Within 60 days of BDPL's receipt of BSEE's final decision, BDPL must pay the civil penalty, request an informal resolution with the reviewing officer's next-level supervisor, or appeal BSEE's decision to the IBLA.  BDPL intends to request a follow up meeting with the reviewing officer's next-level supervisor. At  June 30, 2025, we accrued $2.1 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties. We will record a liability of approximately $0.3 million per quarter for each of Civil Penalties G-2024-054 and G-2024-056 for potential future civil penalties.

The following BDPL civil penalty referral was closed:

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (removing 55-gallon drum leaking oil on platform deck), L141 (flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalties G-2024-054 and G-2024-056 above, on June 11, 2025. On July 16, 2025, BSEE sent BDPL a Notice of Civil Penalty Case Dismissal that indicated that no penalty would be assessed against BDPL based on the underlying INCs.  At June 30, 2025, we reversed the previous accrual for penalties associated with this matter in General and administrative expenses.

Default under a Secured Loan Agreement. As of June 30, 2025 and the filing date of this report, certain of our bank debt to Veritex was in default related to a financial covenant violation, and bank debt to GNCU was in default related to non-financial covenant violations. See “Note (10)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on our business, financial condition, and results of operations. If the lenders exercises their rights and remedies due to the defaults under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

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

Blue Dolphin Energy Company
June 30, 2025 | Page 58

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

10.1	Second Amended and Restated Affiliate Revolving Credit Agreement effective as of June 1, 2025 by and between Lazarus Energy Holdings, LLC and its affiliates and Blue Dolphin Energy Company and its subsidiaries (incorporated by reference to Exhibit 10.1 of Blue Dolphin's Form 8-K on August 8, 2025, Commission File No. 000-15905).

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

**  Submitted electronically herewith.

Blue Dolphin Energy Company
June 30, 2025 | Page 59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 14, 2025	By:	/s/ BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

June 30, 2025 | Page 60