Form 10-Q
period 2025-09-30
BLUE DOLPHIN ENERGY CO
filed 2025-11-14
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-15905

BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Travis Street, Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

713-568-4725
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $ 0.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

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

Number of shares of common stock, par value $0.01 per share, outstanding at November 14, 2025: 14,921,968

Blue Dolphin Energy Company
September 30, 2025 | Page 2

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and LEH and its affiliates (including LMT and LTRI). Together, Jonathan Carroll and LEH owned 84.4% of the Common Stock as of the filing date of this report.

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

DLA.  Defense Logistics Agency, an agency within the U.S. Department of Defense.

Downtime. Scheduled and unscheduled periods in which the crude distillation tower is not operating. Downtime may occur for a variety of reasons, including severe weather, power failures, and preventive maintenance.

EIA.  Energy Information Administration.

EIDL.  Economic Injury Disaster Loan; an SBA program that provides economic relief to businesses within a declared disaster area.

EPA.  Environmental Protection Agency.

Eagle Ford Shale. A hydrocarbon-producing geological formation extending across South Texas from the Mexican border into East Texas; crude oil from within this shale is typically characterized as light, sweet crude with a high API Gravity; particularly suitable for refining into gasoline and other light products.

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

Freeport facility.  Onshore terminal facility consisting of processing units for: (i) crude oil and natural gas separation and dehydration, (ii) natural gas processing, treating, and redelivery, and (iii) vapor recovery; also includes the onshore portion of a 20-inch, 34 mile gathering pipeline originating at an offshore anchor platform in Galveston Area Block 288, a 16-inch natural gas pipeline connecting the Freeport facility to the Dow Chemical Plant complex, and 178 acres of land; facility is currently inactive.

GNCU.  Greater Nevada Credit Union.

Blue Dolphin Energy Company
September 30, 2025 | Page 3

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
September 30, 2025 | Page 4

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
September 30, 2025 | Page 5

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

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. banks as published by the Wall Street Journal.  Effective September 18, 2025, the WSJ Prime rate decreased to 7.25%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
September 30, 2025 | Page 6

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

Blue Dolphin Energy Company
September 30, 2025 | Page 7

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2025	2024
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,324	$81
Restricted cash, current	1,000	1,000
Accounts receivable, net	1,158	713
Accounts receivable, related party	8,056	5,247
Prepaid expenses and other current assets	2,946	2,059
Inventory	33,899	35,662
Total current assets	49,383	44,762

LONG-TERM ASSETS
Total property and equipment, net	50,980	52,433
Operating lease right-of-use assets, net	259	456
Surety bonds	350	1,255
Deferred tax assets, net	4,144	2,990
Total long-term assets	55,733	57,134

TOTAL ASSETS	$105,116	$101,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$32,532	$35,920
Line of credit, related party	11,925	3,250
Long-term debt, related party, current portion	2,555	1,459
Interest payable	189	235
Interest payable, related party	281	1,437
Accounts payable	13,158	11,630
Current portion of lease liabilities	286	264
Income taxes payable	60	18
Asset retirement obligations, current portion	6,025	2,999
Accrued expenses and other current liabilities	5,437	6,689
Total current liabilities	72,448	63,901

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	-	191
Long-term debt, net of current portion (in default)	2,414	2,300
Long-term debt, related party, net of current portion	1,445	2,541
Total long-term liabilities	3,859	5,032

TOTAL LIABILITIES	76,307	68,933

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively) (1)	149	149
Additional paid-in capital	39,758	39,758
Retained deficit	(11,098)	(6,944)
TOTAL STOCKHOLDERS' EQUITY	28,809	32,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,116	$101,896

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2025 | Page 8

Financial Statements (Continued)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per-share amounts)		(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$69,590	$81,280	$208,253	$239,743
Tolling and terminaling	765	829	2,377	3,047
Total revenue from operations	70,355	82,109	210,630	242,790

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	62,279	80,069	187,524	221,558
Other conversion costs	7,226	4,313	14,088	14,911
Tolling and terminaling costs	174	400	436	1,220
Depreciation and amortization	644	644	1,927	1,930
Total cost of goods sold	70,323	85,426	203,975	239,619
Other operating costs
LEH operating fee, related party	279	202	737	628
Other operating expenses	117	177	361	457
General and administrative expenses	1,633	1,041	3,692	3,495
Depreciation and amortization	74	61	222	184
Impairment of fixed assets	3,026	-	3,026	-
Total cost of operations	75,452	86,907	212,013	244,383

Income (loss) from operations	(5,097)	(4,798)	(1,383)	(1,593)

OTHER INCOME (EXPENSE)
Interest and other income	1	13	2	204
Interest and other expense	(850)	(1,561)	(3,867)	(4,558)
Total other expense	(849)	(1,548)	(3,865)	(4,354)

Income (loss) before income taxes	(5,946)	(6,346)	(5,248)	(5,947)

Income tax benefit (expense)	1,270	1,346	1,094	1,221

Net income (loss)	$(4,676)	$(5,000)	$(4,154)	$(4,726)

Income (loss) per common share:
Basic	$(0.31)	$(0.34)	$(0.28)	$(0.32)
Diluted	$(0.31)	$(0.34)	$(0.28)	$(0.32)

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968	14,921,968	14,921,968
Diluted	14,921,968	14,921,968	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2025 | Page 9

Financial Statements (Continued)

Consolidated Statements of Stockholders ’ Equity (Deficit) (Unaudited)

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at June 30, 2024	14,921,968	$149	$39,758	$1,966	$41,873

Net income (loss)	-	-	-	(5,000)	(5,000)

Balance at September 30, 2024	14,921,968	$149	$39,758	$(3,034)	$36,873

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at June 30, 2025	14,921,968	$149	$39,758	$(6,422)	$33,485

Net income (loss)	-	-	-	(4,676)	(4,676)

Balance at September 30, 2025	14,921,968	$149	$39,758	$(11,098)	$28,809

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net income (loss)	-	-	-	(4,726)	(4,726)

Balance at September 30, 2024	14,921,968	$149	$39,758	$(3,034)	$36,873

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2024	14,921,968	$149	$39,758	$(6,944)	$32,963

Net income (loss)	-	-	-	(4,154)	(4,154)

Balance at September 30, 2025	14,921,968	$149	$39,758	$(11,098)	$28,809

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2025 | Page 10

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(4,154)	$(4,726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,149	2,114
Deferred income tax	(1,154)	(1,244)
Amortization of debt issue costs	153	152
Impairment of fixed assets	3,026	-
Changes in operating assets and liabilities
Accounts receivable	(445)	(503)
Accounts receivable, related party	(2,809)	(2,496)
Prepaid expenses and other current assets	18	(642)
Inventory	1,763	(9,417)
Asset retirement obligations	-	(1,505)
Accounts payable, accrued expenses and other liabilities	(1,078)	2,259
Accounts payable, related party	-	(492)
Net cash used in operating activities	(2,531)	(16,500)

INVESTING ACTIVITIES
Capital expenditures	(336)	-
Net cash used in investing activities	(336)	-

FINANCING ACTIVITIES
Payments on debt principal	(3,565)	(3,035)
Net activity on related-party debt	8,675	2,500
Net cash provided by (used in) financing activities	5,110	(535)
Net change in cash, cash equivalents, and restricted cash	2,243	(17,035)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,081	18,718
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,324	$1,683

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via long-term note	$139	$-
Interest paid	$4,982	$5,784

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2025 | Page 11

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.4% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Working Capital . As of September 30, 2025  and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern. Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

(2)	Principles of Consolidated and Significant Accounting Policies

Basis of Presentation. We prepared the accompanying unaudited consolidated financial statements, which include Blue Dolphin and its subsidiaries, in accordance with U.S. GAAP for interim consolidated financial information pursuant to the rules and regulations of the SEC under Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in our audited financial statements pursuant to the SEC's rules and regulations. We eliminated significant intercompany transactions in the consolidation. Management believes all adjustments considered necessary for a fair presentation are included, disclosures are adequate, and the presented information is not misleading.

We derived the consolidated balance sheet as of  December 31, 2024 from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2024 as filed with the SEC. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or for any other period.

Reclassifications . When necessary, we reclassified prior period financial information to conform to the current year's presentation.

Significant Accounting Policies . We present a summary of significant Blue Dolphin accounting policies to assist investors and other stakeholders in understanding our consolidated financial statements. Our consolidated financial statements and accompanying notes are representations of management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and management consistently applied these accounting policies in the preparation of our consolidated financial statements.

Blue Dolphin Energy Company
September 30, 2025 | Page 12

Notes to Consolidated Financial Statements (Continued)

Use of Estimates .
The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of   September 30, 2025  and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Cash, Cash Equivalents, and Restricted Cash . Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current and restricted cash, noncurrent at September 30, 2025 and December 31, 2024 , if any, reflected amounts held in a payment reserve account with Veritex as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (9)" to our consolidated financial statements for additional disclosures associated with covenants related to our secured loan agreements with related parties and third parties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$2,324	$81
Restricted cash, current	1,000	1,000
	$3,324	$1,081

Accounts Receivable and Allowance for Credit Losses. Accounts receivables are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer's account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $ 0.00 and $ 0.06 million at  September 30, 2025 and December 31, 2024, respectively.

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt. As of September 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The fair value of our debt was $52.5  million and  $47.2 million at September 30, 2025 and December 31, 2024 , respectively.

Inventory . Inventory primarily consists of refined products, crude oil and condensate, and chemicals.  We value inventory at the lower of cost or net realizable value with cost determined by the average cost method, and net realizable value determined based on estimated selling prices less associated delivery costs.  If the net realizable value of our refined products inventory declines to an amount less than our average cost, we record a write-down of inventory and an associated adjustment to cost of goods sold. See “Note (6)” to our consolidated financial statements for additional disclosures related to inventory.

Blue Dolphin Energy Company
September 30, 2025 | Page 13

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition .

Refinery Operations Revenue . We recognize revenue from refined products sales when we meet our performance obligation to the customer.  We meet our performance obligation when the customer receives control of the product. The customer accepts control of the product when the product is lifted.  Under bill and hold arrangements, the customer takes control of the product when added to the customer's bulk inventory as stored at the Nixon facility. We allocate a transaction price to each separately identifiable refined product load.

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

Tolling and Terminaling Revenue . Tolling and terminaling revenue represents fees under (i) terminal services agreements whereby a customer agrees to pay a certain fee per storage tank based on tank size over time for the storage of products and (ii) tolling agreements, whereby a customer agrees to pay a certain fee per gallon or barrel for throughput volumes moving through the naphtha stabilizer unit and a fixed monthly reservation fee for the use of the naphtha stabilizer unit.

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

Revenue from storage tank customers may, from time to time, include fees for ancillary services, such as in-tank and tank-to-tank blending.  These are optional customer services.  The fixed cost under the customer's storage tank agreement does not include ancillary services fees. We consider ancillary services as a separate performance obligation under the storage tank agreement. We satisfy the performance obligation and recognize the associated fee when we complete the requested service.

Deferred Revenue . Deferred revenue represents a liability related to a revenue-producing activity as of the balance sheet date.  We record unearned revenue, which usually consists of customer prepayments, when we receive the cash payment. Once we satisfy the performance obligation, we recognize revenue in conformity with U.S. GAAP.

Contract Balances . The timing of revenue recognition, billings, and cash collections results in billed accounts receivable and customer pre-payments and deposits (contract liabilities) on our consolidated balance sheet.  We bill amounts as customers lift products or upon signing of bulk sales contracts. We sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These deposits liquidate when we recognize the revenue.

Computation of Earnings Per Share . We present basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We calculate diluted EPS by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were converted to common stock that then shared in the entity's earnings. We do not currently have issued options, warrants, or similar instruments. Convertible shares, if granted, are not included in the computation of earnings per share if anti-dilutive. See "Note (13)” for additional information related to EPS.

New Accounting Standards and Disclosures

New Pronouncements Adopted .  During the  nine months ended September 30, 2025 we did not adopt any ASUs.

Blue Dolphin Energy Company
September 30, 2025 | Page 14

Notes to Consolidated Financial Statements (Continued)

New Pronouncements Issued, Not Yet Effective.   We expect to adopt the following ASUs in future periods:

●

ASU 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). In November 2024, the FASB issued ASU 2024-03, requiring additional disclosure of certain costs and expenses within the notes to the consolidated financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the provisions of ASU 2024-03 and the incremental disclosures that will be required in our consolidated financial statements.

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. We will adopt ASU 2023-09 for our financial statements covering the annual period ending December 31, 2025.  We do not anticipate the pronouncement will change total reported tax expense, tax assets or tax liabilities. However, we expect the pronouncement will require expanded income tax disclosures.

(3)	Related-Party Transactions

Affiliate Agreements.

Financial and Operating Agreements. Blue Dolphin and certain of its subsidiaries are currently parties to the following financial and operating agreements with Affiliates:

Agreement / Transaction	Parties	Effective Date	Key Terms
Fourth Amended and Restated Operating Agreement	Blue Dolphin and subsidiaries LEH	04/01/2025

For LEH operation and management of all Blue Dolphin's assets; 1-year term; expires 04/01/2026 or notice by either party at any time of material breach or 90 days Board notice; LEH receives a management fee of 5% of all consolidated operating costs of Blue Dolphin and its subsidiaries, excluding crude costs, depreciation, amortization and interest; LEH-provided services include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such as the principal executive officer and principal financial and accounting officer; as a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes; all personnel are employed and  paid by LEH.

Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	LEH pays NPS a tank rental fee of $ 0.2 million per month to store jet fuel at the Nixon facility; 1-year evergreen term; either party may cancel upon 60 days' prior written notice.
Second Amended and Restated Master Services Agreement	LE Ingleside	03/01/2025	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee of $ 0.1 million per month; the agreement expires 03/01/2026.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023

Relates to payoff of LE $ 25.0 million Veritex loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the LE Term Loan Due 2034.

NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023

Relates to payoff of NPS $ 10.0 million GNCU loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the NPS Term Loan Due 2031.

LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

Relates to payoff of LRM $ 10.0 million Veritex loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal owed under the LRM Term Loan Due 2034.

Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023

Relates to payoff of Blue Dolphin $ 2.0 million SBA loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the Blue Dolphin Term Loan Due 2051.

Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent is approximately $0.005 million per month.
Ground Lease Agreement	LEH NPS	07/01/2025	LEH pays NPS a ground storage fee of $0.015 million per month to store equipment at the Nixon facility; month-to-month basis to end with a 30 days' notice of cancellation.

Blue Dolphin Energy Company
September 30, 2025 | Page 15

Notes to Consolidated Financial Statements (Continued)

Debt Agreements. Blue Dolphin and certain subsidiaries are parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15 maximum(1)	April 2026	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0	April 2027	$0.25	12.00%	Working capital
BDPL

(1)	Effective June 1, 2025, the maximum borrowing limit under the agreement was increased to $ 15.0 million.

Covenants, Guarantees and Security. The Amended and Restated BDPL-LEH Loan Agreement contains representations and warranties that we consider usual and customary for a credit facility of this type. There are no financial covenants in the Amended and Restated BDPL-LEH Loan Agreement, but certain other customary business covenants are included.  Certain BDPL property serves as collateral under the Amended and Restated BDPL-LEH Loan Agreement.

Related-Party Financial Impact

Consolidated Balance Sheets.

Accounts receivable and accounts payable, related party.  W e net settle amounts owed between Blue Dolphin and its subsidiaries and Affiliates under financial and operating agreements (as discussed elsewhere within this "Note (3)").  Amounts owed between the parties can vary significantly from period to period even if underlying transactions remain relatively stable based on settlement dates. We reflect any excess amounts owed by Affiliates to Blue Dolphin and its subsidiaries on our consolidated balance sheets within accounts receivable — related party. Except for debt, we reflect any excess amounts owed by Blue Dolphin and its subsidiaries to Affiliates on our consolidated balance sheets within accounts payable, related party. Accounts receivable and accounts payable, related-party as of the dates indicated was as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)

Current assets
Accounts receivable, related party	$8,056	$5,247
Current liabilities
Accounts payable, related party	-	-

Accounts receivable, related party at  September 30, 2025 reflected amounts owed by LEH to LE under the Amended and Restated Jet Fuel Sales Agreement.

Related-Party Debt. We reflect the amounts owed by Blue Dolphin and its subsidiaries to Affiliates under debt agreements on our consolidated balance sheets within line of credit, related party, long-term debt, related party and interest payable, related party.  Related-party debt as of the dates indicated was as follows:

	September 30,	December 31
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$4,000	$4,000
Line of credit, related party	11,925	3,250
LEH Total	15,925	7,250

Less: Long-term debt, related party, current portion	(2,555)	(1,459)
Less: Line of credit, related party	(11,925)	(3,250)
Long-term debt, related party, net of current portion	$1,445	$2,541

Blue Dolphin Energy Company
September 30, 2025 | Page 16

Notes to Consolidated Financial Statements (Continued)

Related-party accrued interest associated with long-term debt and line of credit, related party, as of the dates indicated was as follows:

	September 30,	December 31
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$96	$1,308
Line of credit, related party	-	-
LEH Total	96	1,308
Jonathan Carroll
Guaranty fee agreements	185	129
	281	1,437

Less: Long-term debt, related party, current portion	(281)	(1,437)
Long-term interest payable, related party, net of current portion	$-	$-

Consolidated Statements of Income.

Total revenue from operations. Revenue from Affiliates under the Amended and Restated Jet Fuel Sales Agreement and the NPS Terminal Services Agreement as of the dates indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$28,123	40.0%	$21,185	25.8%	$77,192	36.6%	$84,591	34.8%
Third-Parties	41,467	58.9%	60,095	73.2%	131,061	62.2%	155,152	63.9%
Tolling and terminaling
LEH	585	0.8%	540	0.7%	1,665	0.8%	1,620	0.7%
Third-Parties	180	0.3%	289	0.4%	712	0.3%	1,427	0.6%
	$70,355	100.0%	$82,109	100.0%	$210,630	100.0%	$242,790	100.0%

Interest expense. Interest expense associated with guaranty fee agreements and a debt agreement with Affiliates as of the dates indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$90	$96	$275	$291
Tied to NPS Term Loan Due 2031	45	66	138	166
Tied to Second Term Loan Due 2034	38	40	115	121
Tied to Blue Dolphin Term Loan Due 2051	10	10	30	30
LEH
Amended and Restated BDPL-LEH Loan Agreement	135	106	394	318
	$318	$318	$952	$926

Other. BDSC received sub-lease income from LEH totaling $0.02 million and $0.01 million for the three months ended September 30, 2025 and 2024, and $0.05 million and $0.02 million for the  nine months ended September 30, 2025 and 2024. NPS received ground lease income from LEH totaling $0.045 million and $0.0 million for the three and nine months ended September 30, 2025 and 2024.

Blue Dolphin Energy Company
September 30, 2025 | Page 17

Notes to Consolidated Financial Statements (Continued)

The LEH operating fee, related party under the Fourth Amended and Restated Operating Agreement totaled $0.3 million and  $0.2 million for the  three months ended September 30, 2025 and 2024, respectively, and  $0.7  million and  $0.6 million for the  nine months ended September 30, 2025 and 2024, respectively.

Lease expense associated with the Second Amended and Restated Master Services Agreement (as discussed elsewhere within this "Note (3)" and in "Note (12)" to our consolidated financial statements) totaled $0.3 million for both the  three months ended September 30, 2025 and 2024, and $0.9 million for both the  nine months ended September 30, 2025 and 2024.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances.

	September 30,	December 31,
	2025	2024
	(in thousands)

Accounts receivable (including related-party), beginning January 1st, of period	$5,960	$4,300
Accounts receivable (including related-party), end of period	9,214	5,960

Unearned revenue, beginning January 1st, of period	$2,727	$3,243
Unearned revenue, end of period	634	2,727

Segment Information.

Blue Dolphin Energy Company
September 30, 2025 | Page 18

Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	September 30,
	2025					2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination	Consolidated
	(in thousands)

Segment revenue	$69,590	$1,537		$(772)	$70,355	$81,280	$1,759	$-	$(930)	$82,109

Crude oil, fuel use, and chemicals	62,279				62,279	80,069	-	-	-	80,069
Other conversion costs	7,998			(772)	7,226	5,243	-	-	(930)	4,313
Tolling and terminaling costs		174			174	-	400	-	-	400
Depreciation and amortization	302	342			644	302	342	-	-	644
Total costs of goods sold	70,579	516	-	(772)	70,323	85,614	742	-	(930)	85,426

LEH operating fee, related party	279				279	202	-	-	-	202
General and administrative expenses	529	70	1,034		1,633	305	69	667	-	1,041
Other operating expenses(2)			117		117	-	-	177	-	177
Depreciation and amortization			74		74	-	-	61	-	61
Impairment of fixed assets			3,026		3,026
Interest, net	249	437	163		849	900	512	136	-	1,548
Total costs and expenses	71,636	1,023	4,414	(772)	76,301	87,021	1,323	1,041	(930)	88,455

Income (loss) before income taxes	(2,046)	514	(4,414)	-	(5,946)	(5,741)	436	(1,041)	-	(6,346)

Income tax benefit	-	-	1,270	-	1,270	-	-	1,346	-	1,346

Net income (loss)	$(2,046)	$514	$(3,144)	$-	$(4,676)	$(5,741)	$436	$305	$-	$(5,000)

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

Blue Dolphin Energy Company
September 30, 2025 | Page 19

Notes to Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30,
	2025					2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated
	(in thousands)

Segment revenue	$208,253	$4,289	$-	$(1,912)	$210,630	$239,743	$5,053	$-	$(2,006)	$242,790

Crude oil, fuel use, and chemicals	187,524	-	-	-	187,524	221,558	-	-	-	221,558
Other conversion costs	16,000	-	-	(1,912)	14,088	16,917	-	-	(2,006)	14,911
Tolling and terminaling costs		436	-	-	436	-	1,220	-	-	1,220
Depreciation and amortization	901	1,026	-	-	1,927	904	1,026	-	-	1,930
Total costs of goods sold	204,425	1,462	-	(1,912)	203,975	239,379	2,246	-	(2,006)	239,619

LEH operating fee, related party	737			-	737	628	-	-	-	628
General and administrative expenses	1,448	230	2,014	-	3,692	933	161	2,401	-	3,495
Other operating expenses(2)			361	-	361	-	-	457	-	457
Depreciation and amortization			222	-	222	-	-	184	-	184
Impairment of fixed assets			3,026		3,026
Interest, net	2,013	1,358	494	-	3,865	2,440	1,506	408	-	4,354
Total costs and expenses	208,623	3,050	6,117	(1,912)	215,878	243,380	3,913	3,450	(2,006)	248,737

Income (loss) before income taxes	(370)	1,239	(6,117)	-	(5,248)	(3,637)	1,140	(3,450)	-	(5,947)

Income tax benefit	-	-	1,094	-	1,094	-	-	1,221	-	1,221

Net income (loss)	$(370)	$1,239	$(5,023)	$-	$(4,154)	$(3,637)	$1,140	$(2,229)	$-	$(4,726)

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

Blue Dolphin Energy Company
September 30, 2025 | Page 20

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations (1)	$168	$-	$336	$-
Total capital expenditures	$168	$-	$336	$-
(1)	$0.1 million of the capital expenditures were vendor financed.

	September 30,	December 31,
	2025	2024
	(in thousands)
Identifiable assets
Refinery operations	$82,506	$78,996
Tolling and terminaling	16,299	16,904
Corporate and other	6,311	5,996
Total identifiable assets	$105,116	$101,896

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	September 30,	December 31
	2025	2024
	(in thousands)

Prepaid insurance	$1,533	$1,382
Surety bonds, current portion	905	-
Prepaid easement renewal fees	323	9
Other prepaids	185	668
	$2,946	$2,059

Blue Dolphin Energy Company
September 30, 2025 | Page 21

Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	September 30,	December 31
	2025	2024
	(in thousands)

HOBM	$19,302	$28,364
Naphtha	12,117	2,814
Jet fuel	1,044	3,403
Crude oil and condensate	811	754
Chemicals	236	154
AGO	346	157
Propane	25	13
LPG mix	18	3
	$33,899	$35,662

We incurred an inventory impairment expense of $4.2 million and $1.9 million for the three months ended  September 30, 2025 and 2024, and $6.6 and $7.9 million for the nine months ended September 30, 2025 and 2024.

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	September 30,	December 31
	2025	2024
	(in thousands)

Refinery and facilities	$72,776	$72,776
Land	566	566
Other property and equipment	1,061	913
	74,403	74,255

Less: Accumulated depreciation and amortization	(27,465)	(25,537)
	46,938	48,718

Construction in progress	4,042	3,715
	$50,980	$52,433

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	September 30,	December 31
	2025	2024
	(in thousands)

Accrued fines and penalties	$2,685	$2,146
Insurance	925	793
Unearned revenue from contracts with customers	634	2,727
Taxes payable	698	427
Other payable	207	308
Customer deposits	163	163
Board of director fees payable	125	125
	$5,437	$6,689

Blue Dolphin Energy Company
September 30, 2025 | Page 22

Notes to Consolidated Financial Statements (Continued)

(9)	Third-Party Long-Term Debt

Debt Agreements.  Blue Dolphin and certain subsidiaries are currently parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(5)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First
Equipment Loan Due 2031 (6)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants. As of September 30, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034. With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At September 30, 2025 and December 31, 2024 restricted cash totaled $1.0 million.

(2)

Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First principal payment commenced in November 2024. As of September 30, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.

(3)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment commenced in November 2023; interest accrued during deferral period; loan not forgivable.

(4)	Payments deferred for thirty (30) months; first payment commenced in February 2023; interest accrued during deferral period; loan not forgivable.
(5)	In October 2020, LE entered into the Equipment Loan Due 2025 to purchase a backhoe; the backhoe is used at the Nixon facility. The Equipment loan was paid in full in November 2025.
(6)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Blue Dolphin Energy Company
September 30, 2025 | Page 23

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Third-party long-term debt, including outstanding original principal, as of the dates indicated, was as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$17,853	$18,753
LRM Term Loan Due 2034 (in default)	7,450	7,793
Kissick Debt (1)	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	8,800	9,671
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	3	14
Equipment Loan Due 2031	131	-
	36,537	39,963

Less: Long-term debt, net, current portion	(32,532)	(35,920)
Less: Unamortized debt issue costs	(1,591)	(1,743)
	$2,414	$2,300
(1)	Kissick Debt was paid in full in March 2025.

Unamortized debt issue costs associated with the Veritex and GNCU loans, as of the dates indicated, consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,581)	(1,429)
	$1,591	$1,743

Amortization expense was less than $0.1 million for the three months ended September 30, 2025 and 2024 and $0.2 million for the nine months ended September 30, 2025 and 2024.

Blue Dolphin Energy Company
September 30, 2025 | Page 24

Notes to Consolidated Financial Statements (Continued)

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)

SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	$59	$93
LE Term Loan Due 2050	5	8
NPS Term Loan Due 2050	5	8
Veritex Loans
LE Term Loan Due 2034 (in default)	45	48
LRM Term Loan Due 2034 (in default)	57	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	17
Equipment Loan Due 2025	-	-
	189	235
Less: Accrued interest payable, current portion	(189)	(235)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  September 30, 2025 and December 31, 2024 due to being in default.

Defaults.

As of September 30, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, or NPS will be able to refinance or restructure the debt, or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating. See “Notes (3) and (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with related parties and third parties and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company
September 30, 2025 | Page 25

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
September 30, 2025 | Page 26

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

	September 30,	December 31
	2025	2024
	(in thousands)

AROs, at the beginning of the period	$2,999	$4,504
Liabilities settled	-	(1,505)
Changes in estimate	3,026	-
	6,025	2,999
Less: AROs, current portion	6,025	2,999
Long-term AROs, at the end of the period	$-	$-

BDPL's ARO estimate was  $6.0 million and $3.0 million in AROs related to decommissioning our pipeline and facilities assets at  September 30, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2025, we determined that the estimated future cost of decommissioning these assets changed, and as a result, we recorded a $3.0 million increase in our ARO liability at September 30, 2025. During the nine months ended September 30, 2024, we settled ARO liabilities totaling $1.5 million related to our pipeline and facilities assets and we incurred approximately $0.9 million in additional decommissioning related expenses due to the impact of poor weather conditions.

(11)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.02 million and $0.01 million for the  three months ended September 30, 2025 and 2024, respectively, and $0.05 million and $0.02 for the  nine months ended September 30, 2025 and 2024, respectively. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $0.3 million for both the  three months ended September 30, 2025 and 2024, respectively, and $0.9 million for both the  nine months ended September 30, 2025 and 2024, respectively.  Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Second Amended and Restated Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		September 30,	December 31
	Balance Sheet Location	2025	2024
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$497	$497
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(238)	(41)

Total lease assets		259	456

Liabilities
Current
Operating lease	Current portion of lease liabilities	286	264

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	191
Total lease liabilities		$286	$455

Blue Dolphin Energy Company
September 30, 2025 | Page 27

Notes to Consolidated Financial Statements (Continued)

Weighted average remaining lease term in years
Operating lease	0.92
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating lease costs	$74	$41	$221	$165
Short-term lease expense, related party	300	300	900	900
Total lease cost	$374	$341	$1,121	$1,065

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$73	$38	$217	$147

As of September 30, 2025, maturities of lease liabilities and future minimum annual lease commitments that are non-cancelable for the periods indicated was as follows:

September 30,	Operating Lease
(in thousands)

2025	$286
2026	-
$286

Blue Dolphin Energy Company
September 30, 2025 | Page 28

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

Tax Provision. The provision for income tax benefit (expense) for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Current
Federal	$28	$21	$(24)	$(6)
State	3	27	(36)	(17)
Deferred
Federal	1,239	1,298	1,154	1,244
Change in valuation allowance	-	-	-	-
Total provision for income taxes	$1,270	$1,346	$1,094	$1,221

We record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. Furthermore, none of our federal and state income tax returns are currently under examination by the IRS or state authorities. As of the nine months ended September 30, 2025, fiscal years 2021 and later remain subject to examination by the IRS and fiscal years 2020 and later remain subject to examination by the State of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

U.S. GAAP treats Texas franchise tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$6,543	$6,771
Business interest expense	4,582	3,792
Start-up costs (crude oil and condensate processing facility)	106	169
ARO liability/deferred revenue	1,265	630
Other	90	76
Total deferred tax assets	12,586	11,438

Deferred tax liabilities:
Basis differences in property and equipment	(8,442)	(8,448)

Deferred tax assets, net	$4,144	$2,990

Blue Dolphin Energy Company
September 30, 2025 | Page 29

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

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a  50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards.  We recorded no valuation allowance against our deferred tax assets as of  September 30, 2025 and December 31, 2024.

At  September 30, 2025, there were no uncertain tax positions for which a reserve or liability was necessary.

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

NOL carryforwards that remained available for future use for the periods indicated was as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2023	$4,509	$24,131	$28,640

Net operating losses used and expired	(638)	4,243	3,605

Balance at December 31, 2024	$3,871	$28,374	$32,245

Net operating losses used and expired	(639)	(450)	(1,089)

Balance at September 30, 2025	$3,232	$27,924	$31,156

Blue Dolphin Energy Company
September 30, 2025 | Page 30

Notes to Consolidated Financial Statements (Continued)

(13)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net income (loss)	$(4,676)	$(5,000)	$(4,154)	$(4,726)

Basic and diluted earnings (loss) per share	$(0.31)	$(0.34)	$(0.28)	$(0.32)
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968	14,921,968	14,921,968

Diluted EPS for the three and nine months ended September 30, 2025 and 2024 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

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
September 30, 2025 | Page 31

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

Resolved Matters.

RLI Corp. Surety Bonds. Blue Dolphin currently has surety bonds through RLI Corp. as required by different regulatory agencies, including an area-wide general lease surety bond to operate in the Gulf of America and multiple pipeline surety bonds with BOEM and an operator performance bond with the Railroad Commission of Texas. The bonds total approximately $1.2 million in the aggregate. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September 2024 to March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissioned, BDPL can request that BOEM cancel the associated pipeline surety bonds. Once approved by BOEM, RLI Corp. would release the cash collateral tied to these pipeline surety bonds back to BDPL.  However, the Blue Dolphin surety bonds through RLI Corp. for BOEM associated with the area-wide general lease surety bond and for the Railroad Commission of Texas associated with the operator performance bond would remain in place.

TCEQ Final Agreed Order. In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million. The SOAH case was dismissed and the matter was remanded back to the TCEQ in December 2024; TCEQ finalized the Agreed Order in February 2025, and LRM is paying the penalty in monthly installments over a three-year period.  LRM submitted a Site Investigation Report, as prepared by a third-party, to the TCEQ in June 2025 as required under the final Agreed Order.

Unresolved Matters

BOEM Supplemental Pipeline Surety Bonds.  To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM. Historically, BDPL maintained $0.9 million in pipeline surety bonds with BOEM to decommission its trunkline offshore in federal waters. In  March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, representing an increase of $4.8 million.  In  June 2018, BOEM issued BDPL five (5) INCs for each right-of-way that failed to comply.  In  June 2018, BDPL appealed the INCs to the IBLA, filing its statement of reasons in  July 2018.

In  February 2025, the USDOI directed BOEM and BDPL to submit either a joint status report, or separate status reports, to update the court relative to the facts in the case.  If joint, submissions were due by  March 11, 2025; if separate, BOEM’s submission was due by  March 11, 2025 and BDPL’s response to BOEM’s submission was due by  March 25, 2025.  Although BOEM submitted its report by its respective deadline, BDPL missed its deadline as notifications were sent to BDPL’s former counsel in the matter.  On  March 10, 2025, the USDOI notified BDPL by letter that the agency granted BDPL until  March 31, 2025 to submit its response; however, management was not in receipt of the USDOI’s notification letter until  March 25, 2025. On  March 27, 2025, BDPL filed a motion through new counsel requesting an extension of its deadline to file its status report response no later than  April 30, 2025; BDPL filed the required status report response to the court on April 24, 2025. On June 4, 2025, the IBLA issued a notice allowing BOEM and BDPL to engage in settlement negotiations, if desired.  However, in August 2025, the IBLA dismissed BDPL's appeals to provide additional supplemental pipeline bonds.  Based on dismissal of the appeals, BOEM can pursue enforcement of the original orders.

There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline surety bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2025 and December 31, 2024. At both  September 30, 2025 and December 31, 2024, BDPL maintained  $0.9 million in cash-backed pipeline surety bonds issued to the BOEM through RLI Corp.

Blue Dolphin Energy Company
September 30, 2025 | Page 32

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

Platform Inspection Obligation. For our offshore platform in federal waters, we are required by regulatory authorities to perform certain annual, quarterly, and monthly inspections. On April 9, 2025, BSEE issued BDPL an INC for failing to conduct monthly platform inspections; BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025.

Decommissioning Obligations. BSEE mandated that BDPL's pipelines and facilities assets, including its offshore platform, offshore in federal waters be decommissioned due to their extended period of inactivity. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. On March 17, 2025, BSEE issued BDPL an INC for failing to decommission Pipeline Segment No. 8437.

In October 2025, our third-party consultant completed its review and analysis of its request for bid process to decommission our offshore assets.  Final project estimates were double what management expected.  As a result, management increased its ARO liability from $3.0 million to $6.0 million at September 30, 2025.  Management is evaluating its options for how best to proceed in meeting BDPL’s offshore decommissioning obligations. See “Note (10)” to our consolidated financial statements for additional disclosures related AROs.  There can be no assurance that BDPL will be able to perform its decommissioning obligations or BSEE will not issue additional INCs for BDPL's failure to perform its decommissioning obligations. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline surety bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $1.3 million against BDPL.  The revised amount included assessment of additional civil penalties in the amount of $3,097 per day for which the company booked an accrual through September 30, 2025.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated. In March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalty G-2024-054 above, on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $0.9 million against BDPL. The revised amount included assessment of additional civil penalties in the amount of $3,097 per day for which the company booked an accrual through September 30, 2025.

BDPL had 60 days from receipt of BSEE's final decisions to: (1) pay the civil penalties, (2) request an informal resolution with the reviewing officers' next-level supervisor, or (3) appeal BSEE's decisions to the IBLA. In September 2025, BDPL requested an informal follow up meeting with the reviewing officers' next-level supervisor; the next-level supervisor confirmed receipt of the requests.  As of the filing date of this report, the parties were working to schedule the informal follow up meeting to review Civil Penalties G-2024-054 and G-2024-056.

BDPL remains subject to additional civil penalties until the violation(s) have been corrected.  At  September 30, 2025, we accrued $2.7 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties. We will record a liability of approximately $0.3 million per quarter for each of Civil Penalties G-2024-054 and G-2024-056 for potential future civil penalties.

The following BDPL civil penalty referral was closed:

●

Civil Penalty G-2024-010. In  April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in  September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (removing 55-gallon drum leaking oil on platform deck), L141 (flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (decommissioning in place Pipeline Segment No. 13101). In  March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalties G-2024-054 and G-2024-056 above, on June 11, 2025. On July 16, 2025, BSEE sent BDPL a Notice of Civil Penalty Case Dismissal that indicated that no penalty would be assessed against BDPL based on the underlying INCs.  During the nine months ended  September 30, 2025, we reversed the previous accrual for penalties associated with this matter in General and administrative expenses.

Blue Dolphin Energy Company
September 30, 2025 | Page 33

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.4% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Business Operations Update

During the third quarter of 2025, refining margins were $3.3 million more favorable to the third quarter of 2024. For the nine months ended September 30, 2025, refining margins were  $3.4 million more favorable compared to the nine months ended September 30, 2024.  Blue Dolphin's net income (loss) increased to ($4.2) million, or ($0.28) per share, for the nine months ended September 30, 2025 compared net income (loss) of ($4.7) million, or ($0.32) per share, for the nine months ended September 30, 2024.

Our full operating results for the three and nine months ended September 30, 2025 and September 30, 2024, including results by segment, can be found within ‘Results of Operations.’

We used cash flow from operations of $2.5 million for the nine months ended September 30, 2025. The use of cash flow from operations was primarily due to an increase in accounts receivable, related party and a decrease in accounts payable.  Inventory remains elevated due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins. At September 30, 2025, we had $3.3 million in cash and cash equivalents. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found within ‘Liquidity and Capital Resources.’

General Trends and Outlook

Uncertainties remain surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East). We do not operate or own assets in Russia, Ukraine, or the Middle East. However, the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. While it is difficult to predict the ultimate economic impacts of these factors on our operations, below are key factors that impacted our results of operations so far in 2025 and will likely impact our results of operations for the rest of 2025 and into 2026:

●	Light crude oil commodity pricing and demand.

Blue Dolphin Energy Company
September 30, 2025 | Page 34

Management’s Discussion and Analysis (Continued)

●	Jet fuel commodity pricing and demand.
●	Naphtha commodity pricing and demand.

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

Blue Dolphin Energy Company
September 30, 2025 | Page 35

Management’s Discussion and Analysis (Continued)

Optimize Existing Asset Base. During the nine months ended September 30, 2025, the Nixon facility experienced 17 days of downtime, which includes a 12 day pre-planned turnaround during the three months ended March 31, 2025. Comparatively, the Nixon facility experienced 21 days of downtime for the nine months ended September 30, 2024.The decrease in 2025 is due to frigid weather (3 days) in 2024 and less turnaround days.

Improve Operational Efficiencies. During the nine months ended September 30, 2025 we optimized the efficiency of the Nixon refinery's flare gas monitoring system. Improvements to the flare gas system will reduce greenhouse gas emissions, optimize combustion efficiency, and lower operational costs.

Seize Market Opportunities. Management continues to review renewable energy growth opportunities with potential commercial partners. However, many renewable energy incentives established under the Inflation Reduction Act were terminated or significantly shortened by the One Big Beautiful Bill Act.

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
September 30, 2025 | Page 36

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
September 30, 2025 | Page 37

Management’s Discussion and Analysis (Continued)

Inactive Operations. We own pipeline and facilities assets and have leasehold interests in offshore oil and gas properties.  These assets are inactive.  Our pipeline assets were fully impaired in 2016 and our leasehold interests in offshore oil and gas wells were fully impaired in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the  nine months ended September 30, 2025 and 2024.

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

●            Land (178 acres)

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
September 30, 2025 | Page 38

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

Q3 2025 Versus Q3 2024.

Overview. Net income (loss) for 2025 was  ($4.7) million or $ (0.31) per share, compared to net income (loss) of  ($5.0) million, or $ (0.34) per share, in 2024. The $0.3 million, or $0.03 per share, increase in net income (loss) between the periods was the result impairment of fixed assets partially offset by more favorable refining margins.

Total Revenue from Operations.  Total revenue from operations was  $70.4 million for 2025 compared to total revenue from operations of $82.1 million for 2024, representing a decrease of $11.8. The decrease in 2025 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in 2025 decreased primarily due to lower market pricing and lower sales volume. Tolling and terminaling revenue in 2025 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $70.3 million for 2025 compared to total cost of goods sold of $85.4 million for 2024, representing a decrease of 17.7%. The decrease in 2025 related to market pricing associated with product sales mix, and a 10%, or $7.9 million decrease in sales volumes.

Gross Profit. Gross profit totaled $0.0 million for 2025 compared to gross profit of ($3.3) million for 2024. More favorable refining margins offset by a decrease in sales volume positively impacted refinery operations gross profit in 2025 compared to 2024.

LEH Operating Fee, Related Party.  For 2025 the LEH operating fee, related party totaled $0.3 million compared to $0.2 million for 2024.

General and Administrative Expenses. General and administrative expenses totaled $1.6 million in 2025 compared general and administrative expenses of $1.0 million in 2024. The $0.6 million, or 56.9%, increase in 2025 primarily related to regulatory penalties, which includes the reversal of Civil Penalty G-2024-010, as well as professional service fees and insurance.

Interest and Other Non-Operating Expenses, Net. Total other expense in 2025 was  $0.8 million compared to $1.5 million in 2024.

Blue Dolphin Energy Company
September 30, 2025 | Page 39

Management’s Discussion and Analysis (Continued)

Consolidated EBITDA. Consolidated EBITDA in 2025 totaled ($4.4) million compared to ($4.1) million in 2024 representing an decrease of $0.3 million. The decrease in 2025 was related to an impairment of fixed assets partially offset by more favorable refining margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Three Months Ended
	September 30,
	2025	2024

Total revenue from operations	$70,355	$82,109

Total costs of good sold	70,323	85,426

Gross profit	32	(3,317)

LEH operating fee, related party	279	202
Other operating expenses	117	177
General and administrative expenses	1,633	1,041
Depreciation and amortization	74	61
Impairment of fixed assets	3,026	-
Interest, net	849	1,548
Total costs and expenses	5,978	3,029

Income before income taxes	(5,946)	(6,346)

Income tax benefit (expense)	1,270	1,346

Net income (loss)	$(4,676)	$(5,000)

Income (loss) per common share
Basic	$(0.31)	$(0.34)
Diluted	$(0.31)	$(0.34)

	Three Months Ended
	September 30,
	2025	2024

Income before income taxes	$(5,946)	$(6,346)

Add: depreciation and amortization	718	705
Add: interest, net	849	1,548
Consolidated EBITDA	$(4,379)	$(4,093)

Blue Dolphin Energy Company
September 30, 2025 | Page 40

Management’s Discussion and Analysis (Continued)

YTD 2025 Versus YTD 2024.

Overview. Net income (loss) for YTD 2025 was ($4.2) million, or ($0.28) per share, compared to net income (loss) of ($4.7) million, or ($0.32) per share, in YTD 2024. The $0.6 million, or $0.04 per share, increase in net loss between the periods was the primarily the result an asset impairment partially offset by more favorable refining margins.

Total Revenue from Operations.  Total revenue from operations was $210.6 million for YTD 2025 compared to total revenue from operations of $242.8 million for YTD 2024, representing a decrease of 13.2%. The decrease in YTD 2025 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in YTD 2025 decreased primarily due to lower market pricing and decreased sales volumes; tolling and terminaling revenue in YTD 2025 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $204.0 million for YTD 2025 compared to total cost of goods sold of $239.6 million for YTD 2024, representing a decrease of 14.9%. The decrease in YTD 2025 related to lower market pricing associated with product sales mix, and a 12%, or $25.9 million, decrease in sales volumes.

Gross Profit. Gross profit totaled $6.7 million for YTD 2025 compared to gross profit of $3.2 million for YTD 2024. More favorable refining margins positively impacted refinery operations gross profit in YTD 2025 compared to YTD 2024.

LEH Operating Fee, Related Party.  For YTD 2025, the LEH operating fee, related party totaled $0.7 million compared to $0.6 million for YTD 2024.

General and Administrative Expenses. General and administrative expenses totaled $3.7 million in YTD 2025 compared to general and administrative expenses of $3.5 million in YTD 2024. The $0.2 million, or 5.6%  increase, in YTD 2025 primarily related to regulatory penalties, which includes the reversal of Civil Penalty G-2024-010, as well as professional service fees and insurance.

Interest and Other Non-Operating Expenses, Net. Total other expense was $3.9 million in YTD 2025 compared to $4.4 million in YTD 2024.

Consolidated EBITDA. Consolidated EBITDA in YTD 2025 totaled $0.8 million compared to $0.5 million in YTD 2024 representing an increase of $0.2 million. The increase in YTD 2025 was related more favorable refining margins and lower tolling and terminaling total revenue. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Nine Months Ended
	September 30,
	2025	2024

Total revenue from operations	$210,630	$242,790

Total costs of good sold	203,975	239,619

Gross profit	6,655	3,171

LEH operating fee, related party	737	628
Other operating expenses	361	457
General and administrative expenses	3,692	3,495
Depreciation and amortization	222	184
Impairment of fixed assets	3,026	-
Interest, net	3,865	4,354
Total costs and expenses	11,903	9,118

Income before income taxes	(5,248)	(5,947)

Income tax benefit (expense)	1,094	1,221

Net income (loss)	$(4,154)	$(4,726)

Income (loss) per common share
Basic	$(0.28)	$(0.32)
Diluted	$(0.28)	$(0.32)

Blue Dolphin Energy Company
September 30, 2025 | Page 41

Management’s Discussion and Analysis (Continued)

	Nine Months Ended
	September 30,
	2025	2024

Income before income taxes	$(5,248)	$(5,947)

Add: depreciation and amortization	2,149	2,114
Add: interest, net	3,865	4,354
Consolidated EBITDA	$766	$521

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

Q3 2025 Versus Q3 2024

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended September 30,
	2025		2024
	(in thousands, except percent amounts)
LPG mix	$-	0.0%	$188	0.2%
Naphtha	17,032	24.5%	26,731	32.9%
Jet fuel	24,525	35.2%	31,171	38.4%
HOBM	10,770	15.5%	3,672	4.5%
AGO	17,263	24.8%	19,518	24.0%
	$69,590	100.0%	$81,280	100.0%

Refinery Downtime. Refinery downtime decreased to 2 days in Q3 2025  from 3 days in Q3 2024. Refinery downtime in Q3 2024 related to maintenance and repairs.

Refinery Operations Revenue.  Refinery operations revenue was $69.6 million for Q3 2025 compared to $81.0 million for Q3 2024, representing a decrease of 14.1%. The decrease in 2025 related to lower market pricing.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $70.6 million for Q3 2025 compared to $85.6 million for Q3 2024, representing a decrease of 17.5%.  The  decrease in Q3 2025 was related to the product sales mix and lower crude pricing.

LEH Operating Fee, Related Party.  LEH operating fee for Q3 2025 was $0.3 million compared to $0.2 million for Q3 2024.

Refining EBITDA. Refining EBITDA was  ($1.5) million in Q3 2025 compared to  ($4.5) million in Q3 2024, representing an increase of 63.6%. The significant increase in 2025 was related to more favorable refining margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Blue Dolphin Energy Company
September 30, 2025 | Page 42

Management’s Discussion and Analysis (Continued)

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA  was ($1.60) for 2025 compared to ($4.39) for 2024, representing an increase of $2.79 per barrel. The increase in 2025 related to more favorable refining margins.

	Three Months Ended
	September 30,
	2025	2024
	(in thousands)

Refinery operations revenue	$69,590	$81,280

Crude oil, fuel use, and chemicals	62,279	80,069
Other conversion costs	7,998	5,243
Depreciation and amortization	302	302
Cost of goods sold	70,579	85,614

LEH operating fee, related party	279	202
General and administrative expenses	529	305
Interest, net	249	900
Total costs and expenses	71,636	87,021

Income (loss) before income taxes	(2,046)	(5,741)

Add: depreciation and amortization	302	302
Add: interest, net	249	900
Refining EBITDA	$(1,495)	$(4,539)

Sales (Mbbls)	934	1,034

Refining operations EBITDA per bbl	$(1.60)	$(4.39)

YTD 2025 Versus YTD 2024

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Nine Months Ended September 30,
	2025		2024
	(in thousands, except percent amounts)
LPG mix	$-	0.0%	$304	0.1%
Naphtha	38,058	18.3%	59,513	24.8%
Jet fuel	76,869	36.9%	84,591	35.3%
HOBM	35,195	16.9%	30,573	12.8%
AGO	58,131	27.9%	64,762	27.0%
	$208,253	100.0%	$239,743	100.0%

Refinery Downtime. Refinery downtime decreased from 21 days in YTD  2024 to 17 days in YTD 2025. Refinery downtime in YTD 2025 related to maintenance and repairs.  Refinery downtime in YTD 2024 related to weather (3 days of freezing temperatures in January 2024) and 18 days related to maintenance and repairs.

Refinery Operations Revenue.  Refinery operations revenue was $208.3 million for YTD 2025 compared to $239.7 million for YTD 2024, representing a decrease of 13.1%. The decrease in YTD 2025 related to lower market pricing and lower sales volumes.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $204.4 million for YTD 2025 compared to $239.4 million for YTD 2024, representing a decrease of 14.6%.  The  decrease in YTD 2025 was related to the product sales mix and lower crude pricing.

Blue Dolphin Energy Company
September 30, 2025 | Page 43

Management’s Discussion and Analysis (Continued)

LEH Operating Fee, Related Party.  For YTD 2025 the LEH operating fee was $0.7 million compared to $0.6 million in YTD 2024.

Refining EBITDA. Refining EBITDA was $2.5 million in YTD 2025 compared to ($0.3) million in YTD 2024, representing a $2.8 million or 953.2% increase. The significant  increase in YTD 2025 was related to the product sales mix partially offset by a $0.5 million increase in General and administrative expenses. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA was $0.96 for YTD 2025 compared to ($0.11) for YTD 2024, representing a increase of $1.07 per barrel. The increase in YTD 2025 is primarily related to product sales mix partially offset by a $0.5 million increase in General and administrative expenses.

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)

Refinery operations revenue	$208,253	$239,743

Crude oil, fuel use, and chemicals	187,524	221,558
Other conversion costs	16,000	16,917
Depreciation and amortization	901	904
Cost of goods sold	204,425	239,379

LEH operating fee, related party	737	628
General and administrative expenses	1,448	933
Interest, net	2,013	2,440
Total costs and expenses	208,623	243,380

Income (loss) before income taxes	(370)	(3,637)

Add: depreciation and amortization	901	904
Add: interest, net	2,013	2,440
Refining EBITDA	$2,544	$(293)

Sales (Mbbls)	2,642	2,753

Refining operations EBITDA per bbl	$0.96	$(0.11)

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

2025 Versus 2024

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $1.5 million in Q3 2025 compared to $1.8 million in Q3 2024, representing a decrease of 16.7%.  The decrease in Q3 2025 related to lower tank rental fees and a decrease in the number of tanks rented.

Blue Dolphin Energy Company
September 30, 2025 | Page 44

Management’s Discussion and Analysis (Continued)

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $1.3 million in Q3 2025 compared to $1.3 million in Q3 2024.

	Three Months Ended
	September 30,
	2025	2024
	(in thousands)

Tolling and terminaling revenue	$1,537	$1,759

Tolling and terminaling costs	174	400
Depreciation and amortization	342	342
Cost of goods sold	516	742

General and administrative expenses	70	69
Interest, net	437	512
Total costs and expenses	1,023	1,323

Income before income taxes	514	436

Add: depreciation and amortization	342	342
Add: interest, net	437	512
Tolling and terminaling EBITDA	$1,293	$1,290

YTD 2025 Versus YTD 2024

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $4.3 million in YTD 2025 compared to $5.1 million in YTD 2024, representing a decrease of 15.7%.  The decrease in YTD 2025 related to lower tank rental fees and a decrease in the number of tanks rented.

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $3.6 million in YTD 2025 compared to $3.7 million in YTD 2024.

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)

Tolling and terminaling revenue	$4,289	$5,053

Tolling and terminaling costs	436	1,220
Depreciation and amortization	1,026	1,026
Cost of goods sold	1,462	2,246

General and administrative expenses	230	161
Interest, net	1,358	1,506
Total costs and expenses	3,050	3,913

Income before income taxes	1,239	1,140

Add: depreciation and amortization	1,026	1,026
Add: interest, net	1,358	1,506
Tolling and terminaling EBITDA	$3,623	$3,672

Blue Dolphin Energy Company
September 30, 2025 | Page 45

Management’s Discussion and Analysis (Continued)

Non-U.S. GAAP Measures.

The following are non-U.S. GAAP measures we present for the periods ended three and nine months ended September 30, 2025 and 2024:

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

	Three Months Ended
	September 30,
	2025				2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$(2,046)	$514	$(4,414)	$(5,946)	$(5,741)	$436	$(1,041)	$(6,346)

Add: depreciation and amortization	302	342	74	718	302	342	61	705
Add: interest, net	249	437	163	849	900	512	136	1,548

EBITDA	$(1,495)	$1,293	$(4,177)	$(4,379)	$(4,539)	$1,290	$(844)	$(4,093)

	Nine Months Ended
	September 30,
	2025				2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$(370)	$1,239	$(6,117)	$(5,248)	$(3,637)	$1,140	$(3,450)	$(5,947)

Add: depreciation and amortization	901	1,026	222	2,149	904	1,026	184	2,114
Add: interest, net	2,013	1,358	494	3,865	2,440	1,506	408	4,354

EBITDA	$2,544	$3,623	$(5,401)	$766	$(293)	$3,672	$(2,858)	$521

Capital Resources and Liquidity

Working Capital.

As of September 30, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

Blue Dolphin Energy Company
September 30, 2025 | Page 46

Management’s Discussion and Analysis (Continued)

Liquidity. Cash and cash equivalents totaled $2.3 million and $0.1 million at September 30, 2025 and December 31, 2024, respectively, representing an increase of $2.2 million. A significant portion of our liquidity at September 30, 2025 was invested in inventory.  Restricted cash, current totaled $1.0 million at both September 30, 2025 and December 31, 2024. Restricted cash, current related to a Veritex payment reserve account. Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $8.1 million and $5.2 million at September 30, 2025 and December 31, 2024, respectively.

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

Sources and Use of Cash.

Components of Cash Flows.

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(2,531)	$(16,500)
Investing activities	(336)	-
Financing activities	5,110	(535)
Increase (decrease) in Cash and Cash Equivalents	$2,243	$(17,035)

Cash Flow from Operations.  We used $2.5 million in cash flow from operations during the nine months ended September 30, 2025 compared to using $16.5 million in cash flow from operations during the nine months ended September 30, 2024. The $14.0 million decrease in cash flow used from operations between the periods was primarily due to smaller buildup of inventory in 2025 and no expenditures for asset retirement obligations. Inventory balance remains elevated primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup of inventory by us during periods of low refining margins.

Capital Expenditures. We spent $0.3  million in capital expenditures for both the three and nine months ended September 30, 2025 and 2024, however, we incurred $0.1 million in vendor financed capital expenditures during the three months ended March 31, 2025. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East), we anticipate continuing to limit capital expenditures for the remainder of 2025. However, to the extent we can capitalize on green energy growth opportunities, we may finance capital expenditures through project-based government loans.

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

Blue Dolphin Energy Company
September 30, 2025 | Page 47

Management’s Discussion and Analysis (Continued)

Financing Activities.  During the nine months ended September 30, 2025, Blue Dolphin made payments on debt principal totaling $3.6 million compared to payments on debt principal totaling $3.0 million for the nine months ended September 30, 2024. Proceeds from debt totaled $8.7 million for the nine months ended September 30, 2025 compared to proceeds from debt totaling $2.5 for the nine months ended September 30, 2024.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement. See "Note (15) for additional disclosures related to the Second Amended and Restated Affiliate Revolving Credit Agreement.

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

Blue Dolphin Energy Company
September 30, 2025 | Page 48

Management’s Discussion and Analysis (Continued)

Third-Party Agreements Summary.  Blue Dolphin and certain subsidiaries are parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Veritex Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Veritex
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Veritex
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2025(5)	LE	$0.07	October 2025	$0.0013	4.5%	Equipment Purchase
	Texas First
Equipment Loan Due 2031 (6)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Veritex are subject to certain financial and non-financial covenants.  As of September 30, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Veritex. At both  September 30, 2025  and December 31, 2024 restricted cash totaled $1.0 million.

(2)

Loan required monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment commenced in November 2024. As of September 30, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.

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

Blue Dolphin Energy Company
September 30, 2025 | Page 49

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

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.03 million for both nine months ended September 30, 2025 and 2024. NPS received ground lease income from LEH totaling $0.045 million and $0.0 million for the three and nine months ended September 30, 2025 and 2024.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $0.3 million for both the nine months ended September 30, 2025 and 2024, respectively. See "Part I, Item 1. Financial Statements —Note (3)" to our consolidated financial statements for additional disclosures related to the Second Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
September 30, 2025 | Page 50

Management’s Discussion and Analysis (Continued)

Outstanding Original Principal, Debt Issue Costs, and Accrued Interest.  Related-party and third-party long-term debt, including outstanding original principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal.

	September 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$17,853	$18,753
LRM Term Loan Due 2034 (in default)	7,450	7,793
Kissick Debt (1)	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	8,800	9,671
LEH
Line of credit payable, related party	11,925	3,250
Amended and Restated BDPL-LEH Loan Agreement	4,000	4,000
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	3	14
Equipment Loan Due 2031	131	-
	52,462	47,213

Less: Line of credit, related party	(11,925)	(3,250)
Less: Current portion of long-term debt, net	(35,087)	(37,379)
Less: Unamortized debt issue costs	(1,591)	(1,743)
	$3,859	$4,841
(1)	Kissick Debt was paid in full in March 2025.

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at September 30, 2025 and December 31, 2024 due to being in default.

Debt Issue Costs. Unamortized debt issue costs associated with the Veritex and GNCU loans as of the dates indicated consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Veritex Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,581)	(1,429)
	$1,591	$1,743

Amortization expense was less than $0.1 million for the three months ended September 30, 2025 and 2024 and $0.2 million for both the nine months ended September 30, 2025 and 2024.

Blue Dolphin Energy Company
September 30, 2025 | Page 51

Management’s Discussion and Analysis (Continued)

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)

LEH
Amended and Restated BDPL-LEH Loan Agreement	$96	$1,308
Jonathan Carroll
Guaranty fee agreements	185	129
Veritex Loans
LE Term Loan Due 2034 (in default)	45	48
LRM Term Loan Due 2034 (in default)	57	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	18	17
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	59	93
LE Term Loan Due 2050	5	8
NPS Term Loan Due 2050	5	8
Equipment Loan Due 2025	-	-
	470	1,672
Less: Accrued interest payable, current portion	(470)	(1,672)
Long-term interest payable, net of current portion	$-	$-

Defaults. As of September 30, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE or NPS will be able to refinance or restructure the debt, or (iii) the third party will provide a future forbearance or default waiver. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Proceeds from Debt. Proceeds from debt totaled $8.7 million for the nine months ended September 30, 2025 compared to proceeds from debt totaling $2.5 for the nine months ended September 30, 2024.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement. See "Part II, Item 1. Financial Statements —Note (15)" for additional disclosures related to the Second Amended and Restated Affiliate Revolving Credit Agreement.

Blue Dolphin Energy Company
September 30, 2025 | Page 52

Management’s Discussion and Analysis (Continued)

Concentration of Customer Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	September 30,
Three Months Ended	Customers	from Operations	(in millions)

September 30, 2025	4	94.3%	$8.7
September 30, 2024	4	75.1%	$0.3

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	September 30,
Nine Months Ended	Customers	from Operations	(in millions)

September 30, 2025	2	65.0%	$7.6
September 30, 2024	3	72.5%	$0.3

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 40.8% and 26.5% of our total revenue from operations for the Three Months Ended September 30, 2025 and 2024 respectively. LEH accounted for 37.4% and 31.4% of our total revenue from operations for the nine months ended September 30, 2025 and 2024, respectively. The Affiliate represented $8.0 million and $0.0 million in accounts receivable, related party at September 30, 2025 and December 31, 2024, respectively.

Bank Accounts.  Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At September 30, 2025 and December 31, 2024, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $2.8 million and $0.7 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

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

We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of September 30, 2025 and through the filing date of this report.  The accounting matters assessed included, but not limited to, our allowance for credit losses, inventory, and related reserves, and the carrying value of long-lived assets.

Blue Dolphin Energy Company
September 30, 2025 | Page 53

Management’s Discussion and Analysis (Continued)

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the nine months ended September 30, 2025 we did not adopt any ASUs.

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

●

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, requiring us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal and state taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. We will adopt ASU 2023-09 for our financial statements covering the annual period ending December 31, 2025.  We do not anticipate the pronouncement will change total reported tax expense, tax assets or tax liabilities. However, we expect the pronouncement will require expanded income tax disclosures.

Blue Dolphin Energy Company
September 30, 2025 | Page 54

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

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Resolved Matters

RLI Corp. Surety Bonds.  Blue Dolphin currently has surety bonds through RLI Corp. as required by different regulatory agencies, including an area-wide general lease surety bond to operate in the Gulf of America and multiple pipeline surety bonds with BOEM and an operator performance bond with the Railroad Commission of Texas. The bonds total approximately $1.2 million in the aggregate. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September 2024 to March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissioned, BDPL can request that BOEM cancel the associated pipeline surety bonds. Once approved by BOEM, RLI Corp. would release the cash collateral tied to these pipeline surety bonds back to BDPL.  However, the Blue Dolphin surety bonds through RLI Corp. for BOEM associated with the area-wide general lease surety bond and for the Railroad Commission of Texas associated with the operator performance bond would remain in place.

TCEQ Final Agreed Order.  In October 2021, LRM received a proposed agreed order from the TCEQ for alleged solid and hazardous waste violations discovered during an investigation from January to March 2020.  The proposed agreed order assessed an administrative penalty of $0.4 million and identified actions needed to correct the alleged violations. In September 2023, TCEQ presented its final penalty offer of $0.35 million, which LRM accepted. Although LRM believed the penalty matter was resolved in September 2023, TCEQ referred the matter to the State Office of Administrative Hearings ("SOAH"). A preliminary hearing, the purpose of which was to set a hearing schedule, was held on August 8, 2024; management participated in the hearing. Although a follow-up hearing was scheduled for January 2025, TCEQ presented, and LRM signed, a revised draft Agreed Order in November 2024.  Under the terms of the revised draft Agreed Order, TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and LRM accepted a final penalty amount of approximately $0.4 million. The SOAH case was dismissed and the matter was remanded back to the TCEQ in December 2024; TCEQ finalized the Agreed Order in February 2025, and LRM is paying the penalty in monthly installments over a three-year period.  LRM submitted a Site Investigation Report, as prepared by a third-party, to the TCEQ in June 2025 as required under the final Agreed Order.

Blue Dolphin Energy Company
September 30, 2025 | Page 55

Legal Proceedings (Continued)

Unresolved Matters

BOEM Supplemental Pipeline Surety Bonds.
To cover the various obligations of lessees and rights-of-way holders operating in federal waters of the U.S. Gulf of America, BOEM evaluates an operator’s financial ability to carry out present and future obligations to determine whether the operator must provide additional security beyond the statutory bonding requirements. Such obligations include the cost of plugging and abandoning wells and decommissioning pipelines and platforms at the end of production or service activities. Once plugging and abandonment work has been completed, the collateral backing the financial assurance is released by BOEM. Historically, BDPL maintained $0.9 million in pipeline surety bonds with BOEM to decommission its trunkline offshore in federal waters. In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five (5) existing pipeline rights-of-way, representing an increase of $4.8 million.  In June 2018, BOEM issued BDPL five (5) INCs for each right-of-way that failed to comply.  In June 2018, BDPL appealed the INCs to the IBLA, filing its statement of reasons in July 2018.

In February 2025, the USDOI directed BOEM and BDPL to submit either a joint status report, or separate status reports, to update the court relative to the facts in the case.  If joint, submissions were due by March 11, 2025; if separate, BOEM’s submission was due by March 11, 2025 and BDPL’s response to BOEM’s submission was due by March 25, 2025.  Although BOEM submitted its report by its respective deadline, BDPL missed its deadline as notifications were sent to BDPL’s former counsel in the matter.  On March 10, 2025, the USDOI notified BDPL by letter that the agency granted BDPL until March 31, 2025 to submit its response; however, management was not in receipt of the USDOI’s notification letter until March 25, 2025. On March 27, 2025, BDPL filed a motion through new counsel requesting an extension of its deadline to file its status report response no later than April 30, 2025; BDPL filed the required status report response to the court on April 24, 2025. On June 4, 2025, the IBLA issued a notice allowing BOEM and BDPL to engage in settlement negotiations, if desired.  However, in August 2025, the IBLA dismissed BDPL's appeals to provide additional supplemental pipeline bonds.  Based on dismissal of the appeals, BOEM can pursue enforcement of the original orders.

There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline surety bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of September 30, 2025 and December 31, 2024. At both  September 30, 2025 and December 31, 2024, BDPL maintained $0.9 million in cash-backed pipeline surety bonds issued to the BOEM through RLI Corp.

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

Platform Inspection Obligation.
For our offshore platform in federal waters, we are required by regulatory authorities to perform certain annual, quarterly, and monthly inspections. On April 9, 2025, BSEE issued BDPL an INC for failing to conduct monthly platform inspections; BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025.

Decommissioning Obligations.
BSEE mandated that BDPL's pipelines and facilities assets, including its offshore platform, offshore in federal waters be decommissioned due to their extended period of inactivity. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. On March 17, 2025, BSEE issued BDPL an INC for failing to decommission Pipeline Segment No. 8437.

In October 2025, our third-party consultant completed its review and analysis of its request for bid process to decommission our offshore assets.  Final project estimates were double what management expected.  As a result, management increased its ARO liability from $3.0 million to $6.0 million at September 30, 2025.  Management is evaluating its options for how best to proceed in meeting BDPL’s offshore decommissioning obligations. There can be no assurance that BDPL will be able to perform its decommissioning obligations or BSEE will not issue additional INCs for BDPL's failure to perform its decommissioning obligations. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline surety bonds or exercise any other rights and remedies it has available.

Blue Dolphin Energy Company
September 30, 2025 | Page 56

Legal Proceedings (Continued)

BSEE Civil Penalties. BDPL has the following open civil penalty referrals from BSEE:

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-114 issued in October 2023. In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and BSEE reserved its rights to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $1.3 million against BDPL.  The revised amount included assessment of additional civil penalties in the amount of $3,097 per day for which the company booked an accrual through September 30, 2025.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with BSEE INC No. G-802 issued in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and BSEE reserved its right to assess additional civil penalties in the amount of $3,097 per day per violation until the referenced INC is fully remediated. In March 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalty G-2024-054 above, on June 11, 2025. On July 21, 2025, BSEE sent BDPL a final decision letter that assigned a civil penalty of $0.9 million against BDPL. The revised amount included assessment of additional civil penalties in the amount of $3,097 per day for which the company booked an accrual through September 30, 2025.

BDPL had 60 days from receipt of BSEE's final decisions to: (1) pay the civil penalties, (2) request an informal resolution with the reviewing officers' next-level supervisor, or (3) appeal BSEE's decisions to the IBLA. In September 2025, BDPL requested an informal follow up meeting with the reviewing officers' next-level supervisor; the next-level supervisor confirmed receipt of the requests.  As of the filing date of this report, the parties were working to schedule the informal follow up meeting to review Civil Penalties G-2024-054 and G-2024-056.

BDPL remains subject to additional civil penalties until the violation(s) have been corrected.  At September 30, 2025, we accrued $2.7 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties. We will record a liability of approximately $0.3 million per quarter for each of Civil Penalties G-2024-054 and G-2024-056 for potential future civil penalties.

The following BDPL civil penalty referral was closed:

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (removing 55-gallon drum leaking oil on platform deck), L141 (flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalties G-2024-054 and G-2024-056 above, on June 11, 2025. On July 16, 2025, BSEE sent BDPL a Notice of Civil Penalty Case Dismissal that indicated that no penalty would be assessed against BDPL based on the underlying INCs.  For the nine months ended  September 30, 2025, we reversed the previous accrual for penalties associated with this matter in General and administrative expenses.

Default under a Secured Loan Agreement. As of September 30, 2025 and the filing date of this report, certain of our bank debt to Veritex was in default related to a financial covenant violation, and bank debt to GNCU was in default related to non-financial covenant violations. See “Note (10)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on our business, financial condition, and results of operations. If the lenders exercises their rights and remedies due to the defaults under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

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
September 30, 2025 | Page 57

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits Index

No.	Description

31.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibition 101).

* Filed herewith.

** Submitted electronically herewith.

Blue Dolphin Energy Company
September 30, 2025 | Page 58

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

November 14, 2025	By:	/ s / BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Blue Dolphin Energy Company
September 30, 2025 | Page 59