Form 10-K
period 2025-12-31
BLUE DOLPHIN ENERGY CO
filed 2026-03-31
CIK 793306

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $3,124,464 as of June 30, 2025, (the last trading day of the registrant’s most recently completed second fiscal quarter) based on the number of shares of common stock held by non-affiliates and the last reported sale price of the registrant's common stock on June 30, 2025.

Number of shares of common stock, par value $0.01 per share, outstanding at March 31, 2026: 14,921,968

Blue Dolphin Energy Company
December 31, 2025 | Page 2

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

Consolidated EBITDA.  Non U.S. GAAP measure which presents Income (loss) before interest, taxes, and depreciation and amortization on a consolidated basis.

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

Huntington. Huntington National Bank.

IBLA.  Interior Board of Land Appeals; an appellate review body within the U.S. Department of the Interior.

INC.  Incident of Noncompliance issued by BOEM or BSEE.

Ingleside.  Ingleside Crude, LLC, an affiliate of Jonathan Carroll.

Intercompany processing fees . Fees associated with an intercompany tolling agreement related to naphtha volumes.

Blue Dolphin Energy Company
December 31, 2025 | Page 3

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

NPS.  Nixon Product Storage, LLC, a wholly owned subsidiary of Blue Dolphin.

NSR/PSD.  New Source Review/Prevention of Significant Deterioration.

OPA 90.  Oil Pollution Act of 1990.

OPEC.  Organization of Petroleum Exporting Countries; Membership group comprised of leading oil-producing and oil-dependent countries.

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
December 31, 2025 | Page 4

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

Veritex. Veritex Community Bank, successor in interest to Sovereign Bank by merger. Huntington is the successor in interest to Veritex by merger. All Veritex accounts transitioned to Huntington on January 20, 2026.

WHO.  World Health Organization.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. as published by the Wall Street Journal.  Effective December 11, 2025, the WSJ Prime rate decreased to 6.75%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
December 31, 2025 | Page 5

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

● Our ability to adopt and deploy AI effectively.

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

Blue Dolphin Energy Company
December 31, 2025 | Page 6

PART I

ITEM 1.         BUSINESS

The following section of this Annual Report on Form 10-K generally refers to business developments during the twelve months ended December 31, 2025. Discussion of, or references to, prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.4% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1A. Risk  Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Notes (3), (15), and (16)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

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

Crude Oil and Condensate Supply.

We source light-sweet Eagle Ford crude oil for the Nixon facility pursuant to a crude supply agreement with MVP effective January 1, 2024. The crude supply agreement renews on a quarterly evergreen basis.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as PADD 3.  We sell our products primarily in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries, such as naphtha and HOBM to Mexico. The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO. An Affiliate, LEH, purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement; LEH then sells the jet fuel to the DLA under preferential pricing terms due to the Affiliate's HUBZone certification.  The agreement with LEH has a one-year term with automatic renewals.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing. See “Part I, Item 1A. Risk  Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Notes (3), (15), and (16)” for additional disclosures related to Affiliate agreements.

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
December 31, 2025 | Page 7

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

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We periodically complete a planned turnaround to repair, restore, refurbish, or replace refinery equipment. The timing of planned turnarounds is adjusted to capitalize on favorable market conditions. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons, such as repair/replacement of disabled equipment, extreme temperatures (high or low), and power outages.

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

Inactive Operations. We own pipeline and facilities assets and have leasehold interests in offshore oil and gas properties.  These assets are inactive.  Our pipeline assets were fully impaired in 2016 and our leasehold interests in offshore oil and gas wells were fully impaired in 2011. Our pipeline assets and oil and gas leasehold interests had no revenue during the years ended December 31, 2025 and 2024.

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
December 31, 2025 | Page 8

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

As of December 31, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical working capital deficits and significant debt in current liabilities, certain of which was in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

We had a working capital deficit of $24.4 million at December 31, 2025 compared to a working capital deficit of $19.1 million at December 31, 2024, representing a $5.3 million increase. Our significant debt in current liabilities at December 31, 2025 consisted of bank debt to Huntington and GNCU and related-party debt. Excluding accrued interest, we had current related-party and third-party debt of $44.4 million and $40.6 million as of December 31, 2025 and 2024, respectively.  The $3.8 million increase in current debt between the periods primarily related to a $8.7 million draw under the Second Amended and Restated Affiliate Revolving Credit Agreement offset by loan payments. We continue to engage with potential lenders to obtain additional funding to refinance and restructure debt and further improve working capital.

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

Insurance and Risk Management

Our operations are subject to significant hazards and risks inherent in crude oil and condensate refining operations, as well as the transportation and storage of crude oil and condensate and refined products. We have property damage, business interruption, and pollution liability coverages at the Nixon facility, Freeport facility and for offshore U.S Gulf of America. Business interruption coverage is for 24 months from the date of the loss, subject to a deductible with a 45-day waiting period. Pollution liability provides coverage due to named perils for claims involving pollutants where the discharge is sudden, accidental, and first commences at a specific day and time during the policy period. The pollution policy is subject to a retention and deductible and contains discovery requirements, reporting requirements, exclusions, definitions, conditions, and limitations that could apply to a particular pollution claim. As a result, there can be no assurance that any claim will be adequately insured for all potential damages.

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

Human Capital Management

General. Our operations and activities are managed by an Affiliate, LEH, under the Fourth Amended and Restated Operating Agreement. Blue Dolphin and its subsidiaries do not have any employees.  As of December 31, 2025, there were 112 employees of the Affiliate who provided support for our operations. None of these employees were covered by collective bargaining agreements. We believe that our personnel provide a competitive advantage for our success.  We strive to attract and retain highly qualified and motivated individuals, foster a culture that supports diversity and inclusion, and provide a safe, healthy, and rewarding work environment for our personnel.

Safety, Health, and Wellness. We must comply with a number of federal and state laws and regulations related to safety that protect the health and safety of our workforce. We operate a safety and health program with participation by personnel at all levels of the organization. We strive to imporove safety and reliability performance through year-round safety training that complies with regulatory requirements and protects our assets and personnel. Although we strive to achieve excellence in our safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities.

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
December 31, 2025 | Page 9

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

In February 2024, the EPA released a final rule to lower the annual health-based NAAQS for fine particulate matter to 9 micrograms per cubic liter from the current level of 12 micrograms per cubic liter. After publication, the EPA became aware of an error in the preamble text regarding the due date for the state implementaion Plan. The EPA clarified the due date, and the correction was effective in December 2024. To implement the revised fine particulate matter NAAQS, all states were to review their existing air quality management infrastructure State Implementation Plan for fine particulate matter and ensure it is appropriate and adequate. Where areas remain in non-attainment or come into non-attainment as a result of the revised NAAQS, additional planning and emissions control obligations may be required. The ongoing and potential future requirements imposed by states to meet the fine particulate matter NAAQS could have direct impacts on terminaling facilities through additional requirements and increased permitting costs and could have indirect impacts through changing or decreasing fuel demand. Final implementation is pending a November 2025 request by the EPA to vacate the 2024 rule entirely.

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

Currently, multiple legislative and regulatory measures to address GHG emissions are in various phases of discussion or implementation. These include actions to develop national, state, or regional programs, each of which would require reductions in our GHG emissions or those of our customers. In 2015, the EPA amended the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program, to include among other things, a new Onshore Petroleum and Natural Gas Gathering and Boosting segment that encompasses GHG emissions from equipment and sources within the petroleum and natural gas gathering boosting systems. In 2016, the EPA promulgated regulations regarding performance standards for methane emissions from new and modified oil and gas production and natural gas processing and transmission facilities, and in September 2018, proposed targeted improvements to these standards to streamline implementation of the rules. In August 2022, Congress passed and President Biden signed into law the Inflation Reduction Act of 2022, which included nearly $370 billion in climate-related provisions that provide funding, programs, and incentives to accelerate the U.S.'s transition to a clean energy economy. The Inflation Reduction Act of 2022 also imposes a tax, or "methane fee," on energy producers that exceed a certain level of methane emissions.  On January 26, 2024, the EPA published a proposed rule to implement the methane fee. These and other legislative regulatory measures will impose additional burdens on our business and those of our customers, and the impact of future GHG regulations on our operations and financial condition is unknown.  In January 2025, President Trump signed an executive order directing the U.S. to withdraw from the Paris Agreement, President Trump and the Republican-led Congress have continued to diverge from the previous administration’s positions and GHG commitments. However, future emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the U.S. could be brought by future administrations or, in the absence of federal action, states may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions.

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

Additionally, regulation of PFAS has significantly increased in recent years, at both the federal and state levels. PFAS has been used in oil and gas-related operations, notably in emergency response activities, including in aqueous film forming foam as a vapor and fire suppressant.  In January 2024, the EPA announced two waste-related proposed rulemakings.  The first proposed rule would list nine (9) PFAS as "hazardous constituents" under RCRA; listing a substance as a hazardous constituent is a preliminary step toward classifying a substance as hazardous waste. The second proposed rule would amend the definition of "hazardous waste" to clarify that the RCRA corrective action authority may be utilized to address emerging contaminants, including PFAS. These are currently expected to go into effect in 2027. Moreover, an increasing number of states have sought to regulate PFAS, creating a patchwork of PFAS standards throughout the U.S.  We cannot currently predict the impact of PFAS-related regulations on our compliance or remediation costs.

Blue Dolphin Energy Company
December 31, 2025 | Page 10

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

The EPA established an Action Plan for PFAS in 2021. In furtherance of this plan, the EPA proposed national drinking water standards for six (6) PFAS' in March 2023. The EPA requested public comment on the proposed regulation, and the public comment period ended in May 2023.  In April 2024, the EPA announced the final PFAS National Primary Drinking Water Regulation for six (6) PFAS in public water systems.  These are currently expected to go into effect in 2027. A number of states have also issued their own drinking water, surface water, and groundwater limits for various PFAS. We cannot currently predict the impact of PFAS-related regulations will have on our compliance or remediation costs.

Offshore Decommissioning Requirement.  BSEE decommissioning regulations require lessees and rights-of-way holders to fully decommission all wells, pipelines, platforms, and other structures located on U.S. Gulf of America federal offshore leases, rights-of-ways, and rights-of-use and easements within one year of expiration of a lease, right-of-way grant, right-of-use and easement grant, or when no longer useful for operations. Decommissioning involves platforms and other structures being removed, pipelines being removed, or, if approved by BSEE, abandoned in place, and a site clearance being performed, as applicable. To cover the obligations of such lessees and grant holders, BOEM evaluates an operator's or grant holder's financial ability to carry out present and future work obligations to determine whether the operator must provide additional security beyond minimum bonding requirements.  Such obligations include the cost decommissioning platforms and pipelines at the end of production or service activities. Once decommissioning work has been completed, the collateral backing the financial assurance is released by BOEM.

We are required by BOEM to: (i) maintain acceptable financial assurance (pipeline bonds) for the decommissioning of our assets located on federal offshore rights-of-way and (ii) decommission these assets following relinquishment or expiration of a right-of-way or after a certain period of inactivity. As of both December 31, 2025 and 2024, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to the BOEM through RLI Corp. BDPL maintained $6.0 million and $3.0 million in AROs related to decommissioning its pipeline and facilities assets at December 31, 2025 and 2024, respectively. See “Part I, Item 1A. Risk Factors—Legal, Government, and Regulatory (Section C)" and "Part II, Item 8. Financial Statements and Supplementary Data—Notes (11), (15) and (16)" for additional disclosures related to decommissioning obligations for our pipelines and facilities assets and related risks.

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

Excluding accrued interest, we had current related-party and third-party debt of $44.4 million and $40.6 million as of December 31, 2025 and 2024, respectively. Our significant debt in current liabilities, certain of which was in default at December 31, 2025, consisted of bank debt to Huntington (LE Term Due 2034 and LRM Term Loan Due 2034) and GNCU (NPS Term Loan Due 2031) and related-party debt.  We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at December 31, 2025 and 2024 due to being in default.

Blue Dolphin Energy Company
December 31, 2025 | Page 11

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

At December 31, 2025 and through the filing date of this report, NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031. LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively. Defaults may permit lenders to declare amounts owed under the related loan agreement immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) NPS, LE, or LRM will be able to refinance or restructure the debt, or (iii) the lender will provide a future forbearance or default waiver. Any exercise by the lender of their rights and remedies under the secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

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
December 31, 2025 | Page 12

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate, together controlled 84.4% of the voting power of our Common Stock as of the filing date of this report, and by virtue of such stock ownership, Mr. Carroll can control or exert substantial influence over us, including:

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
December 31, 2025 | Page 13

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

There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and factors impacting cost and availability include: (i) losses within the industry, (ii) natural disasters, (iii) specific losses incurred by us, and (iv) inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed, we may not be able to continue our present limits of insurance coverage, obtain sufficient insurance capacity to adequately insure our risks, or we may be unable to obtain and maintain adequate insurance at a reasonable cost. There is no assurance that our insurers will renew their insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses or cancellation of insurance policies could have a material adverse effect on our business, financial condition, and results of operations.

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

At December 31, 2025, management determined that realization of the deferred tax assets from NOLs is more likely than not based on positive evidence that was evaluated, including recent earnings history and expectations for future taxable income. Based on management’s evaluation, we recorded no valuation allowances against our deferred tax assets as of December 31, 2025.

A11.	We may not be able to keep pace with technological developments in our industry.

The development, adoption and use of artificial intelligence (“AI”) technologies are rapidly transforming our industry, enabling faster data analysis and automation through machine learning and predictive modeling. Many of our competitors are investing heavily in AI-driven capabilities to enhance customer acquisition, personalization, pricing optimization, supply chain efficiency, product development, and marketing effectiveness. If we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness, our ability to effectively execute our strategic transformation and requiring additional investments that increase our costs.  Laws and regulations regarding AI are rapidly evolving as well, including in the areas of data privacy, cybersecurity, intellectual property, and data protections. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI in our business.

A12.	Our variable rate indebtedness under certain of our secured loan agreements subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under certain of our secured loan agreements with third parties are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of  December 31, 2025, approximately $36.8 million of our debt was variable rate debt. Our anticipated annual interest expense on $36.8 million of variable rate debt at the current rate of 11.25% would be $4.1 million.

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
December 31, 2025 | Page 14

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

Crude oil refining is primarily a margin-based business. To improve margins, we must maximize yields of higher value finished petroleum products and minimize costs of feedstocks and operating expenses. When the spread between these commodity prices decreases, our margins are negatively affected. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally results in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. For example, if the price per barrel of crude oil decreases, the price of jet fuel per barrel will also generally decrease, as jet fuel is a refined product derived from crude oil.  Therefore, the effect of crude oil commodity price changes on our finished petroleum product commodity prices depends, in part, on how quickly and how fully the market adjusts to reflect these changes. Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

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

Pursuant to a crude supply agreement with MVP effective January 1, 2024, we source light-sweet Eagle Ford crude oil for the Nixon facility. The crude supply agreement renews on a quarterly evergreen basis. Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Given the large dollar amount required to make crude oil purchases, liquidity constraints could cause us to delay purchases of crude oil or otherwise acquire less than the desired amounts. This, in turn, could cause us to operate the Nixon facility at a lower rate on a bpd basis to meet customer demand. During the twelve-month periods ended December 31, 2025 and 2024, the refinery experienced no days of downtime due to lack of crude associated with cash constraints. Failing to operate the Nixon facility at the desired run rate, or at all, could adversely affect our profitability and cash flows.

B4.	Downtime at the Nixon refinery could result in lost margin opportunity, increased maintenance expense, increased inventory, and a reduction in cash available for payment of our obligations.

The Nixon refinery periodically undergoes planned shutdowns to repair, restore, refurbish, or replace refinery equipment. Occasionally, unplanned temporary shutdowns occur. Unplanned downtime can occur for a variety of reasons including repair/replacement of disabled equipment, extreme temperatures, weather, and power outages. We are particularly vulnerable to operation disruptions because all our refining operations occur at a single facility. Any scheduled or unscheduled downtime results in lost margin opportunity, reduced refined products inventory, and potential increased maintenance expense, all of which could reduce our ability to meet our payment obligations.

Blue Dolphin Energy Company
December 31, 2025 | Page 15

Risk Factors (Continued)

B5.	Our operations depend on the reliable supply of electricity, which exposes us to various risks.

Our operations depend on the reliable supply of electricity. We consume significant amounts of electricity to operate the Nixon facility, and electricity price has a measurable effect on the total cost of our operations. Additionally, the availability and cost of electricity has been, and could continue to be, affected by numerous events, such as government regulations, weather (e.g., hurricanes and periods of considerable heat or cold, such as Winter Storm Uri in 2021), logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation (particularly from wind and solar), hostilities, sanctions, human error, and supply and demand imbalances for electricity. For example, the real-time market structure of the primary grid provider in Texas exposes the Nixon facility and our other locations in Texas to “scarcity pricing” during periods of supply and demand imbalance. As electrification continues to grow, or if there are increased restrictions or costs imposed on the ability of utilities or power suppliers to utilize certain energy sources (such as through restrictions on fossil fuel or nuclear-generated electricity or environmental, social, and governance pressure not to use such sources of electricity generation), there will likely be increased strains on and risks to the integrity, reliability, and resilience of electrical grids, and increased volatility and tightness in electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our electricity supply and may cause sporadic outages that disrupt our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence, computer processing, cryptocurrency mining, cloud storage, and the data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which would exacerbate the foregoing challenges. Additionally, increased government regulations and public opposition to pipeline construction and electricity generation and transmission projects have resulted in, and could continue to result in, the underinvestment in, or unavailability of, the infrastructure and logistics assets needed to obtain natural gas feedstocks and electricity in a reliable and cost-efficient manner. Increases in prices for electricity, or disruptions to our supply thereof, have in the past, and could again, materially and adversely affect our business, financial condition, results of operations, and liquidity.

B6.	Potential impairment in the carrying value of long-lived assets could negatively affect our operating results.

We have a significant amount of long-lived assets on our consolidated balance sheet. Under U.S. GAAP, long-lived assets are required to be reviewed for impairment annually or whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause the undiscounted estimated pretax cash flows for long-lived assets to fall below their carrying value, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include lower realized refining margins, decreased refinery production, other factors leading to a reduction in expected long-term sales or profitability, or significant changes in the manner of use for the assets or the overall business strategy.

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

If we are unable to generate sufficient cash flows from operations, obtain additional external financing, or secure sufficient liquidity from Affiliates, we may not be able to meet our short- and long-term working capital needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Fourth Amended and Restated Operating Agreement, (iii) servicing debt, (iv) meeting regulatory compliance mandates, and (v) maintaining the Nixon facility through capital expenditures. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.  There can be no assurance that Affiliates will continue to fund our working capital requirements. If we are unable to generate sufficient working capital or raise additional capital on acceptable terms, or at all, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to withstand business disruptions, or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, seeking bankruptcy protection, or ceasing operations.

Blue Dolphin Energy Company
December 31, 2025 | Page 16

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
December 31, 2025 | Page 17

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

Our business strategy to leverage existing infrastructure and capitalize on green energy growth depends on our ability to find commercial partners and government loans as vehicles to enter the renewable energy space. The plans are subject to business, economic and competitive uncertainties, many of which are beyond our control. Additionally, we may be forced to develop or implement recent technologies at substantial costs to achieve our strategy. While the Biden Administration advanced significant climate-related initiatives, including incentives to promote renewable energy, recent changes under the Trump Administration following the 2024 U.S. presidential election have shifted regulatory priorities away from renewable energy. Through executive orders and regulatory rollbacks, certain Biden-era initiatives have been curtailed or reevaluated and incentives to increase fossil fuel production have been promoted, creating a more uncertain regulatory landscape which may materially impact our plans to capture renewable energy opportunities. Throughout 2025, management had meaningful discussions with potential commercial partners. However, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, has and could continue to result in, among other things, the lack of a satisfactory market for the development or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

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

In February 2025, the Trump Administration imposed tariffs on imports to the U.S. from Canada, China, and Mexico as part of an emergency response to countries deemed national threats. While the Trump Administration initially negotiated a temporary stay in implementation of the tariffs against Canada and Mexico, the tariffs went into effect in March 2025.  In response to U.S. tariffs, Canada, China, and Mexico each imposed retaliatory tariffs on certain U.S. goods.  While we obtain our crude oil and condensate from the Eagle Ford Shale (domestically sourced crude), U.S. refiners that have historically sourced heavy crude oil from Canada and Mexico are identifying lighter, domestic crude oil to use as an alternative in their refining processes. The shift in demand for U.S.-sourced crude oil could adversely impact the cost and supply of crude oil and condensate that we acquire from the Eagle Ford Shale, as well as the price for our refined products, which may lower our refining margins and could have a material adverse effect on our financial results and financial condition.

Blue Dolphin Energy Company
December 31, 2025 | Page 18

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

The ongoing Iran conflict, which began in 2026, and remains unresolved as of the date of this report, together with related geopolitical tensions in the Middle East, could have a material adverse effect on our business, results of operations, financial condition and cash flows. The conflict has already resulted in significant volatility in the global energy and commodity markets, disruptions to international shipping lanes (including the Strait of Hormuz), imposition of new or expanded economic sanctions by the United States and other governments, and heightened risks of cyber-attacks, terrorism, and supply-chain interruptions. Any escalation of the Iran conflict, including broader involvement of regional or global powers, direct attacks on oil infrastructure, or additional sanctions targeting energy exports, could lead to sharp increases in crude oil and natural gas prices, higher insurance and transportation costs, delays or cancellations of customer demand, and reduced availability of critical raw materials and components.

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

We are subject to a variety of regulatory requirements, including through BOEM, BSEE, OSHA and TCEQ.   From time to time, we have received penalties from these organizations or been required to have periodic inspections.  For example, in July 2025, BSEE imposed over $2 million in penalties against BDPL.  In some cases, the groups can exercise even more substantial rights against us for failure to comply with applicable regulations.  Failure to satisfy our obligations or pay the penalties when do could have a material adverse effect on our business and results of operation.

Blue Dolphin Energy Company
December 31, 2025 | Page 19

Risk Factors (Continued)

C6.	Our estimates of future AROs related to our pipeline and facilities assets may increase.

We recorded an ARO liability related to future asset retirement costs associated with dismantling, relocating, or disposing of our offshore platform, pipeline systems, and related onshore facilities, and restoring the seafloor. We based asset retirement cost estimates on regulatory requirements and then current market rates for decommissioning and removal of assets with our given structural and water depth specifications. Estimating future costs are difficult and require management to make judgments that are subject to future revisions based upon numerous factors, including changing technology, political, and regulatory environments. In addition, dive operation market rates are subject to fluctuations based on season, fuel costs, insurance rates, equipment availability, and industry changes, and actual work performed is subject to cost overruns due to unforeseen events and conditions, such as severe weather. A significant change in any of these factors could increase our ARO liability, which could have a material adverse effect on our business, financial condition, and results of operations.  See Risk Factor C5. within this "Item 1A. Risk Factors" section and "Part II, Item 8—Financial Statements and Supplementary Data -- Notes (11), (15), and (16)" for additional disclosures related to our AROs.

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

Although the Biden Administration focused on reducing GHG emissions by: (i) having the U.S. rejoin the Paris Agreement (February 2021), (ii) announcing a new U.S. target to achieve a 50% to 52% reduction from 2005 levels in economy-wide net GHG pollution by 2030 (April 2021), and (iii) signing into law the Inflation Reduction Act of 2022, which includes nearly $370 billion in climate-related provisions that provide funding, programs, and incentives to accelerate the U.S.'s transition to a clean energy economy, President Trump signed an executive order directing the U.S. to withdraw from the Paris Agreement (January 2025), and the Trump Administration and the Republican-led Congress have taken steps to rescind previous administration’s positions and GHG commitments.

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
December 31, 2025 | Page 20

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
December 31, 2025 | Page 21

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

We depend on information technology and systems for various operations (including refinery processes and refined product loading) and for capturing accounting, technical, and regulatory data for reporting, analysis, and archiving. These systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. We completed an initial inventory of our critical assets, information assets, and data repositories to identify potential areas of exposure to cybersecurity threats, and we are developing a periodic assessment program. Until such a plan is implemented, we rely on ad-hoc assessments and monitoring of our information technology infrastructure. There can be no assurance that our current, ad-hoc assessments will detect all potential vulnerabilities in a timely manner, which could expose us to material risk.

The Board oversees our risks, and risk management initiatives, including those related to cybersecurity risk are the responsibility of the entire Board. At the management level, our cybersecurity risk management activities are led by our chief executive officer. Management utilizes certain tools and controls to detect, monitor, prevent, mitigate, and remediate cybersecurity threats to our systems, networks, applications, and data management. Management also recently implemented a program to conduct periodic phishing tests, which provide contemporaneous feedback and instruction to personnel and seeks to strengthen our defenses against cyber threats.

We did not experience a significant cybersecurity breach or associated expenses, penalties, or settlements for the twelve months ended December 31, 2025 and 2024.

ITEM 2.  PROPERTIES

An Affiliate operates and manages all our properties under the Fourth Amended and Restated Operating Agreement. Our owned facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that all our properties and facilities are adequate for our operations and that our facilities are adequately maintained. At our corporate headquarters, BDSC leases 9,961 square feet of office space in Houston, Texas. The location and general description of our other properties are described within “Part I. Item 1. Business—Downstream Operations, —Midstream Operations, and — Inactive Operations”.

Blue Dolphin Energy Company
December 31, 2025 | Page 22

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

Resolved Matters

RLI Corp. Surety Bonds. Blue Dolphin currently has surety bonds through RLI Corp. as required by BOEM, including an area-wide general lease surety bond to operate in the Gulf of America and multiple pipeline surety bonds, and the Railroad Commission of Texas for an operator performance bond. The bonds total approximately $1.2 million in the aggregate. In February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. In July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in September 2024. From September 2024 to March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissioned, BDPL can request that BOEM cancel the surety bonds. Once approved by BOEM, RLI Corp. would release the cash collateral tied to these surety bonds back to BDPL.

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

Unresolved Matters

BOEM Supplemental Pipeline Bonds. To cover the obligations of such lessees and grant holders, BOEM evaluates an operator's or grant holder's financial ability to carry out present and future work obligations to determine whether the operator must provide additional security beyond minimum bonding requirements.  Such obligations include the cost of decommissioning platforms and pipelines at the end of production or service activities. Once decommissioning work has been completed, the collateral backing the financial assurance is released by BOEM. In March 2018, BOEM ordered BDPL to provide an additional financial assurance totaling approximately $5.7 million for five existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right of way that failed to comply.  BDPL appealed the INCs.  On August 27, 2025, the IBLA issued an order dismissing the appeal.  In its order, the IBLA clarified that BDPL's appeal was dismissed on the basis that: (i) one of the pipeline rights-of-way (ROW OCS-G 19655, HI A-173) was already decommissioned, and (ii) for the other four rights-of-way, BDPL should have challenged the March 2018 BOEM order, not the INCs issued due to BDPL's non-compliance with the March 2018 BOEM order (i.e., the doctrine of administrative finality). There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2025 and 2024.  At both  December 31, 2025 and 2024, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to BOEM through RLI Corp.

BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties. Until decommissioning, BSEE requires lessees and grant holders to inspect and maintain platforms and other structures in accordance with regulatory requirements.

Platform Inspection Obligation. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. On April 9, 2025, BSEE issued BDPL and INC for failing to conduct required pollution inspections at the prescribed or approved intervals during the months of September 2024 and March 2025. BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025.  On January 7, 2026, BSEE issued BDPL an INC for failing to perform a Level 3 platform inspection for the platform at GA-288C.  On January 26, 2026 BDPL requested an extension from BSEE. On February 2, 2026, BSEE granted BDPL's extension request to July 31, 2026.

Blue Dolphin Energy Company
December 31, 2025 | Page 23

Legal Proceedings (Continued)

Decommissioning Obligations.
BSEE mandated that BDPL's pipelines and facilities assets, including its platform, offshore in federal waters, be decommissioned due to their extended period of inactivity.  On March 17, 2025, BSEE issued BDPL and INC for failing to decommission Pipeline Segment No. 8437.

Management is currently working with a consultant to fulfill BDPL's decommissioning obligations.  In October 2025, the third-party consultant completed the review and analysis of its request for bid process to decommission BDPL's offshore assets.  Final project bids were double what management expected.  As a result, management increased Blue Dolphin's ARO liability by $3.0 million at September 30, 2025. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. During the  twelve months ended December 31, 2025 and 2024 BDPL received the following BSEE civil penalty referral letters:

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with a G-114 (W) INC issued by BSEE in October 2023.  In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and the agency reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In July 2025, BSEE issued the Reviewing Officer’s Final Decision, in which the agency assessed a civil penalty of $1.3 million against BDPL. In September 2025, BDPL requested an informal resolution of the matter, and in January 2026, BDPL entered into settlement discussions with BSEE. As of the filing date of this report, resolution discussions between BSEE and BDPL were ongoing. As of December 31, 2025, we accrued $1.9 million in fines and penalties related to this matter. See "Part II, Item 8—Financial Statements and Supplementary Data -- Notes (11) and (15)" for additional disclosures related to our pipelines and facilities assets.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with a G-802 (W) INC issued by BSEE in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and the agency reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In July 2025, BSEE issued the Reviewing Officer’s Final Decision, in which the agency assessed a civil penalty of $0.9 million against BDPL. In September 2025, BDPL requested an informal resolution of the matter, and in January 2026, BDPL entered into settlement discussions with BSEE. As of the filing date of this report, resolution discussions between BSEE and BDPL were ongoing.  As of December 31, 2025, we accrued $1.4 million in fines and penalties related to this matter. See "Part II, Item 8—Financial Statements and Supplementary Data -- Notes (11) and (15)" for additional disclosures related to our pipelines and facilities assets.

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation was associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL.  In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration.  BSEE held the meeting in June 2025, and in July 2025 the agency sent BDPL a Notice of Civil Penalty Case Dismissal indicating no penalty would be assessed for the associated INCs. See "Part II, Item 8—Financial Statements and Supplementary Data -- Notes (11) and (15)" for additional disclosures related to our pipelines and facilities assets.

Default under a Secured Loan Agreement. As of December 31, 2025 and the filing date of this report, certain of our bank debt to Huntington was in default related to a financial covenant violation, and bank debt to GNCU was in default related to non-financial covenant violations. See “Note (10)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on our business, financial condition, and results of operations. If the lenders exercises their rights and remedies due to the defaults under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Blue Dolphin Energy Company
December 31, 2025 | Page 24

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQX U.S. tier of the OTC Markets under the ticker symbol “BDCO.” The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.  We had 14,921,968 shares of Common Stock issued and outstanding at both December 31, 2025 and 2024, respectively. Affiliates controlled 84.4% of our Common Stock's voting power as of this report's filing date. See “Part I, Item 1A. Risk Factors—Common Stock (Section E)” for risks associated with investments in our Common Stock.

Stockholders

We had 272 record holders of record at both December 31, 2025 and 2024. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers.

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

This discussion and analysis includes the twelve months ended December 31, 2025 and 2024 and a comparison between such periods. The discussions of the twelve months ended December 31, 2023 and year-to-year comparisons between the twelve months ended December 31, 2024 and 2023 that are not included in this report can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the twelve months ended December 31, 2024, which was filed on April 1, 2025, and such discussions are incorporated by reference into this report.

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.4% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1A. Risk  Factors” and “Part II, Item 8. Financial Statements and Supplementary Data – Notes (3), (15), and (16)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

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

Business Operations Update

For the twelve months ended December 31, 2025, refining margins were more favorable compared to the twelve months ended December 31, 2024.  More favorable refining margins on lower sales volumes contributed to Blue Dolphin reporting a net loss of $5.6  million, or $0.38 per share, for the twelve months ended December 31, 2025 ("2025") compared a net loss of $8.6 million, or $0.58 per share, for the twelve months ended December 31, 2024 (“2024”).  Our full operating results for 2025 and 2024, including operating results by segment, can be found within ‘Results of Operations.’

General Trends and Outlook

Uncertainties remain surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and escalations in the Middle East). We do not operate or own assets in Russia, Ukraine, or the Middle East. However, the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. While it is difficult to predict the ultimate economic impacts of these factors on our operations, below are key factors that impacted our results of operations in 2025 and will likely impact our results of operations for 2026:

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

Liquidity and Access to Capital Markets

We continue efforts to improve our balance sheet. During 2025 and 2024, we entered into payment agreements with the Kissick Noteholder and LEH related to our secured loan agreements, and we continue to engage with potential lenders to obtain additional funding to refinance and restructure our debt. There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure our debt, certain of which is currently in default, or forbear or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Blue Dolphin Energy Company
December 31, 2025 | Page 25

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

2025 Business Strategy and Accomplishments

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

Optimize Existing Asset Base. During the twelve months ended December 31, 2025, the Nixon facility underwent one planned maintenance turnaround (12 days).  Optimizing the Nixon refinery's processing units through maintenance turnarounds leverages our ability to meet customer demand and manage refining margins.

Improve Operational Efficiencies. During the twelve months ended December 31, 2025 we optimized the efficiency of the Nixon refinery's flare gas monitoring system. Improvements to the flare gas system will reduce greenhouse gas emissions, optimize combustion, and lower operational costs.

Seize Market Opportunities. In 2021, we announced plans to leverage our existing infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on renewable energy growth. Rising demand for renewable energy had been attributable to numerous factors, including growing public support, U.S. governmental actions to increase energy independence, and environmental concerns related to climate change. While the Biden Administration advanced significant climate-related initiatives, including incentives to promote renewable energy, recent changes under the Trump Administration following the 2024 U.S. presidential election have begun to and may further shift regulatory priorities away from renewable energy. Through executive orders and regulatory rollbacks, certain Biden-era initiatives have been curtailed or reevaluated and incentives to increase fossil fuel production have been promoted, creating a more uncertain regulatory landscape which may materially impact our plans to capture renewable energy opportunities. Throughout 2025, management had meaningful discussions with potential commercial partners. However, reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy projects, could result in, among other things, the lack of a satisfactory market for the development or financing of new renewable energy projects and us abandoning the development of renewable energy projects.

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

The general outlook for the oil and natural gas industry for the remainder of 2026 remains unclear given uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East). We can provide no assurances that refining margins will be positive and demand will increase.

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
December 31, 2025 | Page 26

Management Discussion and Analysis (Continued)

Consolidated Results. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of our refinery operations and tolling and terminaling business segments.

2025 Versus 2024.

Overview. Net loss for 2025 was $5.6 million, or $0.38 per share, compared to a net loss of $8.6 million, or $0.58 per share, in 2024. The $3.0 million, or $0.20 per share, improvement between the periods was the result of more favorable refining margins partially offset by lower sales volumes. The Nixon refinery was down for 24 days in 2025 relating to a pre-planned maintenance turnaround (12 days), maintenance and repairs (10 days), and inventory management (2 days). The Nixon refinery was down for 27 days in 2024 relating to pre-planned maintenance turnarounds (22 days), maintenance and repairs (2 days), and freezing weather conditions (3 days).

Total Revenue from Operations.  Total revenue from operations was $279.4 million for 2025 compared to total revenue from operations of $317.5 million for 2024, representing a decrease of 12.0%. The decrease in 2025 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in 2025 decreased primarily due to lower market pricing and lower sales volumes of nearly 11%; tolling and terminaling revenue in 2025 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $270.7 million for 2025 compared to total cost of goods sold of $313.6 million for 2024, representing a decrease of 13.7%. The decrease in 2025 related to lower sales volume and market pricing associated with product sales mix.

Gross Profit. Gross profit totaled $8.7  million for 2025 compared to gross profit of $3.9 million for 2024. More favorable commodity prices partially offset by lower sales volume adversely impacted refinery operations gross profit in 2025 compared to 2024.

LEH Operating Fee, Related Party.  For 2025 the LEH operating fee, related party totaled $1.0 million compared to $0.8 million for 2024, representing a 27.4%  increase. The increase related to higher conversion costs, primarily from trucking expense.

Other Operating Expenses.  Other operating expenses totaled $0.6 million for 2025 compared to $0.6 million for 2024. The less than $0.1 million decrease, was related to less pipeline decommissioning expense.

General and Administrative Expenses. General and administrative expenses totaled $5.3 million in 2025 compared to other operating and general and administrative expenses of $6.4 million in 2024. The $1.2 million, or 17.9%, decrease in 2025 primarily related to a decrease in regulatory expense partially offset by an increase in professional service fees, insurance, and regulatory penalties.

Interest and Other Non-Operating Expenses, Net. Total other expense in 2025 was $5.4 million compared to $5.9 million in 2024, The $0.5 million decrease in other expense primarily relates to interest expense associated with related party-party and third-party secured loan agreements.

Consolidated EBITDA. Consolidated EBITDA in 2025 totaled $1.3 million compared to ($1.5) million in 2024, representing a increase of $2.8 million. The significant increase in 2025 was related to favorable refining margins, a $1.1 million reduction in inventory impairment due to recognizing inventory at the lower of cost or net realizable value, and a $0.8 million reduction in maintenance turnaround expenses.

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)

Total revenue from operations	$279,385	$317,519

Total costs of good sold	270,705	313,629

Gross profit	8,680	3,890

LEH operating fee, related party	1,033	811
Other operating expenses	554	640
General and administrative expenses	5,291	6,443
Depreciation and amortization	296	232
Impairment of fixed assets	3,026	-
Bad debt expense	-	70
Interest, net	5,388	5,859
Total costs and expenses	15,588	14,055

Loss before income taxes	(6,908)	(10,165)

Income tax benefit	1,307	1,529

Net loss	$(5,601)	$(8,636)

Loss per common share
Basic	$(0.38)	$(0.58)
Diluted	$(0.38)	$(0.58)

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
Loss before income taxes	$(6,908)	$(10,165)

Add: depreciation and amortization	2,867	2,806
Add: interest, net	5,388	5,859
Consolidated EBITDA	$1,347	$(1,500)

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

2025 Versus 2024

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2025		2024
	(in thousands, except percent amounts)
LPG mix	$48	0.0%	$318	0.1%
Naphtha	60,474	21.9%	77,845	24.8%
Jet fuel	98,132	35.5%	114,011	36.4%
HOBM	43,667	15.8%	39,045	12.5%
AGO	73,922	26.8%	82,360	26.2%
	$276,243	100.0%	$313,579	100.0%

Blue Dolphin Energy Company
December 31, 2025 | Page 27

Management Discussion and Analysis (Continued)

Refinery Downtime. Refinery downtime decreased from 27 days in 2024 to 24 days in 2025. Refinery downtime in 2025 related to pre-planned maintenance turnarounds (12 days), maintenance and repairs (10 days), and inventory management (2 days).  Refinery downtime in 2024 related to a pre-planned maintenance turnaround (22 days), maintenance and repairs (2 days) and freezing weather conditions (3 days).

Refinery Operations Revenue.  Refinery operations revenue was $276.2 million for 2025 compared to $313.6 million for 2024, representing a decrease of 11.9%. The decrease in 2025 related to lower market pricing and lower sales volumes.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $271.5 million for 2025 compared to $313.3 million for 2024, representing a decrease of 13.3%.  The decrease in 2025 was related to lower sales volume and market pricing associated with product sales mix.

LEH Operating Fee, Related Party.  For 2025 the LEH operating fee, related party totaled $1.0 million compared to $0.8 million for 2024, representing a 27.4%  increase. The increase is related to higher conversion costs was related to less pipeline decommissioning expense.

Refining EBITDA. Refining EBITDA was $2.9 million in 2025 compared to ($0.4) million in 2024, representing a increase of 854.0%. The significant increase in 2025 was related to favorable refining margins, a $1.1 million reduction in inventory impairment due to recognizing inventory at the lower of cost or net realizable value, and a $0.8 million reduction in maintenance turnaround expenses.

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA was $0.80 for 2025 compared to ($0.10) for 2024, representing an increase of $0.90 per barrel. The increase in 2025 related to more favorable refining margins.

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)

Refinery operations revenue	$276,243	$313,579

Crude oil, fuel use, and chemicals	249,291	292,873
Other conversion costs	21,051	19,175
Depreciation and amortization	1,204	1,206
Cost of goods sold	271,546	313,254

LEH operating fee, related party	1,033	811
General and administrative expenses	1,965	1,105
Interest, net	2,953	3,313
Total costs and expenses	277,497	318,483

Loss before income taxes	(1,254)	(4,904)

Add: depreciation and amortization	1,204	1,206
Add: interest, net	2,953	3,313
Refining EBITDA	$2,903	$(385)

Sales (Mbbls)	3,626	3,685

Refining operations EBITDA per bbl	$0.80	$(0.10)

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

2025 Versus 2024

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $6.0 million in 2025 compared to $6.6 million in 2024, representing a decrease of 9.4%.  The decrease in 2025 related to lower tank rental fees.

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $5.1 million in 2025 compared to $4.7 million in 2024, representing a increase of $0.4 million.  The 7.4% increase in 2025 compared to 2024 related to lower tolling and terminaling costs.

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)

Tolling and terminaling revenue	$5,957	$6,576

Tolling and terminaling costs	607	1,643
Depreciation and amortization	1,367	1,368
Cost of goods sold	1,974	3,011

General and administrative expenses	298	231
Interest, net	1,774	1,961
Total costs and expenses	4,046	5,203

Income before income taxes	1,911	1,373

Add: depreciation and amortization	1,367	1,368
Add: interest, net	1,774	1,961
Tolling and terminaling EBITDA	$5,052	$4,702

Blue Dolphin Energy Company
December 31, 2025 | Page 28

Management Discussion and Analysis (Continued)

Non-U.S. GAAP Measures.

The following are non-U.S. GAAP measures we present for the years ended December 31, 2025 and 2024:

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

	Twelve Months Ended
	December 31,
	2025				2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$(1,254)	$1,911	$(7,565)	$(6,908)	$(4,904)	$1,373	$(6,634)	$(10,165)

Add: depreciation and amortization	1,204	1,367	296	2,867	1,206	1,368	232	2,806
Add: interest, net	2,953	1,774	661	5,388	3,313	1,961	585	5,859

EBITDA	$2,903	$5,052	$(6,608)	$1,347	$(385)	$4,702	$(5,817)	$(1,500)

Capital Resources and Liquidity

Working Capital.

As of  December 31, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical working capital deficits and significant debt which was in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

We had a working capital deficit of $24.4 million at December 31, 2025 compared to a working capital deficit of $19.1 million at December 31, 2024, representing a $5.3 million increase. Our significant debt in current liabilities at December 31, 2025 consisted of bank debt to Huntington and GNCU and related-party debt. Excluding accrued interest, we had current related-party and third-party debt of $44.4 million and $40.6 million as of December 31, 2025 and 2024, respectively. The $3.8 million increase in current debt between the periods primarily related to a $8.1 million draw under the Affiliate Revolving Credit Agreement offset by loan payments. We continue to engage with potential lenders to obtain additional funding to refinance and restructure debt and further improve working capital.

Our current assets totaled $44.2 million at December 31, 2025 compared to $44.8 million at December 31, 2024, representing a $0.6 million decrease. Our current liabilities totaled $68.6 million at December 31, 2025 compared to $63.9 million at  December 31, 2024, representing a $4.7 million increase, primarily related to borrowings in our Affiliate Revolving Credit agreement.

Liquidity. Cash and cash equivalents totaled $1.0 million and $0.1 million at December 31, 2025 and 2024, respectively, representing an increase of $0.9 million. A significant portion of our liquidity at December 31, 2025 was invested in inventory.  Restricted cash, current totaled $1.0 million at both December 31, 2025 and 2024, respectively. Restricted cash, current related to a Huntington payment reserve account.  Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $8.1 million and $5.2 million at December 31, 2025 and 2024, respectively.

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

We continue efforts to improve our balance sheet. During 2025 and 2024, we continue to engage with potential lenders to obtain additional funding to refinance and restructure debt. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

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

Sources and Use of Cash.

Components of Cash Flows.

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$(766)	$(15,674)
Investing activities	(13)	(46)
Financing activities	1,739	(1,917)
Increase (decrease) in Cash and Cash Equivalents	$960	$(17,637)

Blue Dolphin Energy Company
December 31, 2025 | Page 29

Management Discussion and Analysis (Continued)

Cash Flow from Operations.  We used $0.8 million in cash flow from operations during the twelve months ended December 31, 2025 compared to using $15.7 million in cash flow from operations during the twelve months ended December 31, 2024. The $14.9 million decrease in cash flow used from operations between the periods was primarily due to a reduction of inventory in 2025 and higher refining margins.  Though reduced in 2025, inventory remained elevated due primarily to unfavorable product pricing, limited opportunities for customers who export to Mexico, and an intentional buildup by us during periods of low refining margins.

Capital Expenditures. Capital expenditures totaled $0.0 million for the twelve months ended December 31, 2025 compared to capital expenditures of $0.0 million for the twelve months ended December 31, 2024. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East), we anticipate continuing to limit capital expenditures for the remainder of 2026. However, to the extent we can capitalize on growth opportunities, we may finance capital expenditures through project-based government loans.

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

Financing Activities.  During the twelve months ended December 31, 2025, Blue Dolphin made payments on debt principal totaling $4.3 million compared to payments on debt principal totaling $5.2 million for the twelve months ended December 31, 2024. Proceeds from debt totaled $8.7 million for the twelve months ended December 31, 2025 compared to proceeds from debt totaling $3.3 million for the twelve months ended December 31, 2024.  In 2025 and 2024 proceeds from debt related to the Affiliate Revolving Credit Agreement. See "Part II, Item 8. Financial Statements and Supplementary Data —Notes (3)" to our consolidated financial statements for additional disclosures related to related-party transactions.

Debt and Lease Obligations.

Debt Agreements.

Related-Party Agreements Summary. Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with related parties:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15.0 million maximum	Expiration of Initial Term or Renewal Term	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0 million	April 2027	$0.05	12.00%	Working capital
BDPL

Third-Party Agreements Summary.  Blue Dolphin and certain of its subsidiaries are parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Huntington Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Huntington
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Huntington
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2031(5)	LE	0.138	March 2031	0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

Blue Dolphin Energy Company
December 31, 2025 | Page 30

Management Discussion and Analysis (Continued)

(1)

Our secured loan agreements with Huntington are subject to certain financial and non-financial covenants.  As of December 31, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Huntington. At December 31, 2025  and 2024, restricted cash totaled $1.0 million.

(2)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment was due and paid in November 2024. As of December 31, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in technical default for failure to provide audited financial statements for NPS, a wholly-owned subsidiary.
(3)	Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.
(4)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(5)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Guarantees and Security.

Loan Description	Guarantees	Security
Huntington Loans
LE Term Loan Due 2034	● USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	● Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	● Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
		●	$5.0 million life insurance policy on Jonathan Carroll
LRM Term Loan Due 2034	● USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	● Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	● Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
●

First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Huntington has second priority lien

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

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification. The first two months of the lease cover the holdover period of September and October 2024 wherein management negotiated the lease with the landlord; BDSC was not subject to a holdover rate during the holdover period.  During months 3 through 12, which began on November 1, 2024, the landlord reduced the annual base rent to $29.00 per square foot.  During months 13 through 24 the annual base rent will increase to $30.00 per square foot. As additional rent, BDSC will pay a proportionate share of basic building costs (e.g., utilities) up to a maximum of $1,500 per month.  The total rental area under the sixth amendment is 9,961 square feet, an increase of 2,268 square feet to accommodate additional personnel.  Under the lease amendment, BDSC received an improvement allowance of $1.50 per square foot; the improvement allowance expired six months from the lease signing date.  See "Part II, Item 8. Financial Statements and Supplementary Data—Note (12)" to our consolidated financial statements for additional disclosures related to the BDSC office lease.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.06 million and $0.03 for twelve months ended December 31, 2025 and 2024.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $1.2 million and $1.3 million for the twelve months ended December 31, 2025 and 2024, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data—Note (16)" to our consolidated financial statements for additional disclosures related to the Second Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
December 31, 2025 | Page 31

Management Discussion and Analysis (Continued)

Outstanding Original Principal, Debt Issue Costs, and Accrued Interest.  Related-party and third-party long-term debt, including outstanding original principal and accrued interest, as of the dates indicated was as follows:

Outstanding Original Principal.

	December 31,
	2025	2024
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$17,532	$18,753
LRM Term Loan Due 2034 (in default)	7,326	7,793
Kissick Debt	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	8,495	9,671
LEH
Line of credit payable, related party	9,847	3,250
Amended and Restated BDPL-LEH Loan Agreement	3,463	4,000
SBA EIDLs
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	-	14
Equipment Loan Due 2031	127	-
	49,090	47,213

Less: Line of credit, related party	(9,847)	(3,250)
Less: Current portion of long-term debt, net	(34,561)	(37,379)
Less: Unamortized debt issue costs	(1,540)	(1,743)
	$3,142	$4,841

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at December 31, 2025 and 2024 due to being in default.

Debt Issue Costs. Unamortized debt issue costs associated with the Huntington and GNCU loans as of the dates indicated consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,632)	(1,429)
	$1,540	$1,743

Amortization expense was $0.2 million for both 2025 and 2024.

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	December 31,
	2025	2024
	(in thousands)

LEH
Amended and Restated BDPL-LEH Loan Agreement	$17	$1,308
Jonathan Carroll
Guaranty fee agreements	7	$129
Huntington Loans
LE Term Loan Due 2034 (in default)	41	48
LRM Term Loan Due 2034 (in default)	52	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	15	17
SBA EIDLs
Blue Dolphin Term Loan Due 2051	51	93
LE Term Loan Due 2050	5	8
NPS Term Loan Due 2053	5	8
	193	1,672
Less: Accrued interest payable, current portion	(193)	(1,672)
Long-term interest payable, net of current portion	$-	$-

Blue Dolphin Energy Company
December 31, 2025 | Page 32

Management Discussion and Analysis (Continued)

Defaults. As of December 31, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE or NPS will be able to refinance or restructure the debt, or (iii) the third party will provide a future forbearance or default waiver. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Proceeds from Debt. Proceeds from debt totaled $8.7 million for the twelve months ended December 31, 2025 compared to proceeds from debt totaling $3.3 for the twelve months ended December 31, 2024.  In 2025 and 2024, proceeds from debt related to the Affiliate Revolving Credit Agreement.

Total Debt and Lease Obligations by Settlement.  The table below summarizes our principal contractual debt and lease obligations at December 31, 2025, by expected settlement period:

		Between	Between
	Less than	1 and 3	3 and 5	5 Years
	1 Year	Years	Years	and Later	Total
	(in thousands)
Long-term debt
Third-party	$33,370	$144	$168	$2,098	$35,780
Related-party	12,578	732	-	-	13,310
Total long-term debt	45,948	876	168	2,098	49,090

Lease obligations	217	-	-	-	217

	$46,165	$876	$168	$2,098	$49,307

See “Part II, Item 8. Financial Statements and Supplementary Data—Notes (3), and (10)” for additional disclosures related to disclosures related to third-party and related-party debt.

Blue Dolphin Energy Company
December 31, 2025 | Page 33

Management Discussion and Analysis (Continued)

Concentration of Customers Risk

Customers.  We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	December 31,
Twelve Months Ended	Customers	from Operations	(in millions)

December 31, 2025	2	62.5%	$7.8
December 31, 2024	3	69.6%	$5.2

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 36.1% and 30.8% of our total revenue from operations for the twelve months ended December 31, 2025 and 2024, respectively. The Affiliate represented $10.0 and $5.2 million in accounts receivable, related party at December 31, 2025 and 2024, respectively.

Bank Accounts.  Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At December 31, 2025 and 2024, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $1.5 million and $0.7 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Regulatory Activities.

BOEM. See "Part I, Item 3. Legal Proceedings —Resolved Matters—RLI Corp. Surety Bonds" and "Part I, Item 3. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Bonds"

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

TCEQ.  See "Part I, Item 3. Legal Proceedings—Resolved Matters—TCEQ Final Agreed Order."

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates

Critical Accounting Policies. Our critical accounting policies relate to revenue recognition; inventory; property and equipment; income taxes; asset retirement obligations.  See "Part II, Item 8. Financial Statements and Supplementary Data - Note (2), which summarized our significant accounting policies.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those estimates that require complex or subjective judgment in the application of the accounting policy and that could significantly impact our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. Our management has identified the following critical accounting estimates. Our significant accounting policies are described in "Part II, Item 8. Financial Statements and Supplementary Data - Note (2).

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

Impairment of Long-Lived Assets. We evaluate long-lived assets, including property, plant, and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed by comparing the carrying value of the asset group to the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying value exceeds these undiscounted cash flows, an impairment loss is recognized based on the excess of carrying value over fair value.

The determination of future cash flows and fair value requires significant management judgment, including estimates of future revenues, operating costs, capital expenditures, and appropriate discount rates. These estimates are based on internal forecasts, market conditions, and other factors. Changes in these assumptions, particularly with respect to projected cash flows or discount rates, could materially affect the amount and timing of impairment charges.

Asset Retirement Obligations (ARO). We recognize asset retirement obligations associated with the retirement of tangible long-lived assets in the period in which the legal obligation is incurred, if a reasonable estimate of fair value can be made. The ARO liability is initially measured at fair value and subsequently accreted over time to reflect the passage of time, while the associated asset retirement cost is capitalized as part of the carrying amount of the related asset and depreciated over its useful life. The estimation of ARO liabilities involves significant judgment, including the timing and method of settlement, cost estimates for dismantlement, removal, site restoration, and the selection of appropriate discount rates. These estimates are subject to change based on regulatory requirements, technological advances, and market conditions. Revisions to these assumptions could result in material adjustments to the recorded obligation and related asset.

Valuation Allowance for Deferred Tax Assets. We recognize deferred tax assets and liabilities based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider both positive and negative evidence, including historical operating results, forecasts of future taxable income, the reversal of existing temporary differences, and tax planning strategies. Significant judgment is required in evaluating the weight of this evidence, particularly in estimating future taxable income. Changes in our assumptions regarding future profitability or tax strategies could materially impact the valuation allowance and our effective tax rate.

Management believes that the estimates and assumptions used in preparing the consolidated financial statements are reasonable; however, actual results could differ from these estimates, and such differences could be material to the financial statements.

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the twelve months ended December 31, 2025 we adopted the following ASU:

●

On January 1, 2025, as the result of a new accounting pronouncement, we adopted ASU 2023-09, "Improvements to Income Tax Disclosures," which aments Topic 740 primarily through enhanced income tax disclosures, improving transparency in the the factors affecting income tax. The adoption of the accounting pronouncement has related in incremental disclosures within the notes to our Consolidated Financial Statements.

Blue Dolphin Energy Company
December 31, 2025 | Page 34

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

●	ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11 which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the company. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-11.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Blue Dolphin Energy Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Dolphin Energy Company and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As described in Note 3 to the consolidated financial statements, Lazarus Energy Holdings (LEH) is a controlling stockholder of the Company.  In addition, there is a director and executive officer and various related parties in common between the Company and LEH. Each of these entities and individuals have been identified as a related party as of and for the year ended December 31, 2025. The Company is party to several transactions with related parties, including but not limited to, agreements for management of the operating facility, sale of jet fuel to LEH, and various credit facilities provided to the Company by LEH.

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

We identified the Company’s ability to continue as a going concern as a critical audit matter. Assessing the Company’s assertion on its ability to continue as a going concern is complex and involves a high degree of subjectivity and judgment as it relates to the reasonableness of the assumptions used and judgments made in the determination.

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

/s/ UHY LLP
UHY LLP
Sterling Heights, Michigan March 31, 2026 PCAOB Number: 01195

Blue Dolphin Energy Company
December 31, 2025 | Page 35

Consolidated Balance Sheets

	December 31,
	2025	2024
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,010	$81
Restricted cash, current	1,000	1,000
Accounts receivable	276	713
Accounts receivable, related party	8,068	5,247
Prepaid expenses and other current assets	2,735	1,874
Deposits	185	185
Inventory	30,892	35,662
Total current assets	44,166	44,762

LONG-TERM ASSETS
Total property and equipment, net	50,012	52,433
Operating lease right-of-use assets, net	191	456
Surety bonds	350	1,255
Deferred tax assets, net	4,353	2,990
Total long-term assets	54,906	57,134

TOTAL ASSETS	$99,072	$101,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$31,830	$35,920
Line of credit, related party	9,847	3,250
Long-term debt, related party, current portion	2,731	1,459
Interest payable	169	235
Interest payable, related party	24	1,437
Accounts payable	12,263	11,630
Current portion of lease liabilities	217	264
Income taxes payable	56	18
Asset retirement obligations, current portion	6,025	2,999
Accrued expenses and other current liabilities	5,406	6,689
Total current liabilities	68,568	63,901

LONG-TERM LIABILITIES
Long-term lease liabilities, net of current	-	191
Long-term debt, net of current portion	2,410	2,300
Long-term debt, related party, net of current portion	732	2,541
Total long-term liabilities	3,142	5,032

TOTAL LIABILITIES	71,710	68,933

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at December 31, 2025 and 2024, respectively)(1)	149	149
Additional paid-in capital	39,758	39,758
Retained deficit	(12,545)	(6,944)
TOTAL STOCKHOLDERS' EQUITY	27,362	32,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,072	$101,896

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At both December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2025 | Page 36

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2025	2024
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$276,243	$313,579
Tolling and terminaling	3,142	3,940
Total revenue from operations	279,385	317,519

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	249,291	292,255
Other conversion costs	18,236	17,010
Tolling and terminaling costs	607	1,790
Depreciation and amortization	2,571	2,574
Total cost of goods sold	270,705	313,629
Other operating costs
LEH operating fee, related party	1,033	811
Other operating expenses	554	640
General and administrative expenses	5,291	6,443
Depreciation and amortization	296	232
Impairment of fixed assets	3,026	-
Bad debt expense	-	70
Total cost of operations	280,905	321,825

Loss from operations	(1,520)	(4,306)

OTHER INCOME (EXPENSE)

Interest and other income	3	205
Interest and other expense	(5,391)	(6,064)
Total other expense	(5,388)	(5,859)

Loss before income taxes	(6,908)	(10,165)

Income tax benefit	1,307	1,529

Net loss	$(5,601)	$(8,636)

Loss per common share:
Basic	$(0.38)	$(0.58)
Diluted	$(0.38)	$(0.58)

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968
Diluted	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2025 | Page 37

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)

Balance at December 31, 2023	14,921,968	$149	$39,758	$1,692	$41,599

Net loss	-	-	-	(8,636)	(8,636)

Balance at December 31, 2024	14,921,968	$149	$39,758	$(6,944)	$32,963

Net loss	-	-	-	(5,601)	(5,601)

Balance at December 31, 2025	14,921,968	$149	$39,758	$(12,545)	$27,362

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2025 | Page 38

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(5,601)	$(8,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,867	2,806
Deferred income tax	(1,365)	(1,554)
Amortization of debt issue costs	204	203
Bad debt	-	70
Impairment of ARO assets	3,026	-
Changes in operating assets and liabilities
Accounts receivable	437	(667)
Accounts receivable, related party	(2,821)	(1,063)
Prepaid expenses and other current assets	44	(358)
Inventory	4,770	(11,086)
Long-term bond assets	-	(1,025)
Asset retirement obligations	-	(1,505)
Accounts payable, accrued expenses and other liabilities	(2,327)	8,030
Accounts payable, related party	-	(889)
Net cash used in operating activities	(766)	(15,674)

INVESTING ACTIVITIES
Capital expenditures	(13)	(46)
Net cash used in investing activities	(13)	(46)

FINANCING ACTIVITIES
Proceeds from related-party debt	8,675	3,250
Payments on related-party debt	(2,615)	-
Payments on third party debt principal	(4,321)	(5,167)
Net cash provided by (used in) financing activities	1,739	(1,917)
Net change in cash, cash equivalents, and restricted cash	960	(17,637)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,081	18,718
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,041	$1,081

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via long-term note	$139	$-
Right of use assets financed via operating leases	$-	$497
Interest paid	$6,107	$6,911

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
December 31, 2025 | Page 39

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.4% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates. See “Notes (3), (15), and (16)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Working Capital. As of December 31, 2025 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern. Those conditions and events included historical working capital deficits and significant debt which was in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

We had a working capital deficit of  $24.4 million at  December 31, 2025 compared to a working capital deficit of  $19.1 million at December 31, 2024, representing a  $5.3 million increase. Our significant debt in current liabilities at December 31, 2025 consisted of bank debt to Huntington and GNCU and related-party debt. Excluding accrued interest, we had current related-party and third-party debt of  $44.4 million and  $40.6 million as of December 31, 2025 and 2024, respectively. The  $3.8 million increase in current debt between the periods primarily related to a $8.7 million draw under the Affiliate Revolving Credit Agreement offset by loan payments. We continue to engage with potential lenders to obtain additional funding to refinance and restructure debt and further improve working capital.

Our current assets totaled  $44.2 million at  December 31, 2025 compared to  $44.8 million at December 31, 2024, representing a $0.6 million decrease. Our current liabilities totaled  $68.6 million at December 31, 2025 compared to  $63.9 million at  December 31, 2024, representing a  $4.7 million increase.

(2)	Principles of Consolidation and Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements, which include Blue Dolphin and its subsidiaries, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in FASB’s ASC, the sole source of U.S. GAAP. All significant intercompany items have been eliminated in consolidation. Additionally, any material subsequent events that occurred after the date through which this report covers have been properly recognized or disclosed in our financial statements. In management’s opinion, all adjustments necessary for a fair presentation have been included, disclosures are adequate, and the presented information is not misleading.

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

Use of Estimates. The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of December 31, 2025 and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current and restricted cash, noncurrent at December 31, 2025 and 2024, if any, reflected amounts held in a payment reserve account by Huntington as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (10)" to our consolidated financial statements for additional disclosures associated with covenants related to our secured loan agreements with related parties and third parties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$1,010	$81
Restricted cash, current	1,000	1,000
	$2,010	$1,081

Accounts Receivable and Allowance for Credit Losses. Accounts receivable are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $0 for both  December 31, 2025 and 2024.

Blue Dolphin Energy Company
December 31, 2025 | Page 40

Notes to Consolidated Financial Statements (Continued)

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt. As of December 31, 2025 and 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The fair value of our longer term debt was $49.6 million and $45.4million, at December 31, 2025 and 2024, respectively.

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

The benefit of an uncertain tax position is recognized in the financial statements if it meets a minimum recognition threshold. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At  December 31, 2025 and 2024, there were no uncertain tax positions for which a reserve or liability was necessary.

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

Commodity price market volatility associated with general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and Israel and escalations in the Middle East) may adversely impact the carrying value of certain of our long-lived assets. Management evaluated refinery and facilities assets for impairment as of  December 31, 2025. We did not record any impairment of our long-lived assets for the periods presented.

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

Pipeline and Facilities. Management uses significant judgment to estimate future asset retirement costs for our pipelines, related facilities, and oil and gas properties. These costs relate to dismantling and disposing of certain physical assets and restoring land and sea beds. Factors considered include regulatory requirements, structural integrity, water depth, reservoir depth, equipment availability, and mobilization efforts. We review our assumptions and estimates of future abandonment costs annually. See "Notes (11), (15), and (16)” for additional information related to AROs.

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

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the twelve months ended December 31, 2025 we adopted the following ASU:

On January 1, 2025, as the result of a new accounting pronouncement, we adopted ASU 2023-09, "Improvements to Income Tax Disclosures," which aments Topic 740 primarily through enhanced income tax disclosures, improving transparency in the the factors affecting income tax. The adoption of the accounting pronouncement has related in incremental disclosures within the notes to our Consolidated Financial Statements.

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

●	ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11 which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the company. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-11.

Blue Dolphin Energy Company
December 31, 2025 | Page 41

Notes to Consolidated Financial Statements (Continued)

(3)	Related-Party Transactions

Affiliate Agreements.

Financial and Operating Agreements. During 2025 and 2024, Blue Dolphin and certain subsidiaries were parties to the following financial and operating agreements with Affiliates:

Agreement/Transaction	Parties	Effective Date	Key Terms
Fourth Amended and Restated Operating Agreement(1)	Blue Dolphin and subsidiaries LEH	04/01/2025	For LEH operation and management of all Blue Dolphin’s assets; 1-year term; expires 04/01/2026 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs of Blue Dolphin and its subsidiaries, excluding crude costs, depreciation, amortization, and interest; LEH-provided services include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such as the principal executive officer and principal financial and accounting officer; as a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes; all personnel are employed and paid by LEH.
Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	LEH pays NPS a tank rental fee of $0.2 million per month to store jet fuel at the Nixon facility; 1-year term; either party may cancel upon 60 days’ prior written notice.
Second Amended and Restated Master Services Agreement	LE Ingleside	03/01/2023	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee of $0.1 million per month; the agreement term is month-to-month.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023	Relates to payoff of LE $25.0 million Huntington loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the LE Term Loan Due 2034.
NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023	Relates to payoff of NPS $10.0 million GNCU loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the NPS Term Loan Due 2031.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023	Relates to payoff of LRM $10.0 million Huntington loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal owed under the LRM Term Loan Due 2034.
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023	Relates to payoff of Blue Dolphin $2.0 million SBA loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the Blue Dolphin Term Loan Due 2051.
Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent approximately $0.003 million per month.
Ground Lease Agreement	LEH NPS	07/01/2025	LEH pays NPS a ground storage fee of $0.015 million per month to store equipment at the Nixon facility; month-to month basis terminating with a 30 days' cancellation notice

Debt Agreements. During 2025 and 2024, Blue Dolphin and certain subsidiaries were parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15.0 million maximum	Expiration of Initial Term or Renewal Term	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0 million	April 2027	$0.05	12.00%	Working capital
BDPL

Covenants, Guarantees and Security. The Amended and Restated BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type.  Certain BDPL property serves as collateral under the Amended and Restated BDPL-LEH Loan Agreement

All transactions between us and LEH, its subsidiaries, or other Affiliates are considered related party transactions. These related party transactions are contemplated under related party agreements subject to review and approval of the independent members of the Board and its Audit Committee. Examples of related party agreements subject to this approval include loan agreements with LEH, the operating agreement (as amended, restated, supplemented or otherwise modified), the Amended and Restated Jet Fuel Sales Agreement, and other agreements described within this "Note (3)" and "Notes (15) and (16)."  Each agreement is reviewed in its entirety as to its nature, scope and economics, and it is determined whether such transaction is fair to us and in the best interest of our non-Affiliate stockholders.  In addition, a number of internal Blue Dolphin functions, such as corporate executives serving in the roles of principal executive officer and principal financial officer, are conducted through LEH pursuant to the operating agreement (as amended, restated, supplemented or otherwise modified).  The Board and its Audit Committee believe that conducting a number of internal functions through LEH is good for us because the arrangement provides us with, among other things, business opportunities, funding when revenue from operations are insufficient to meet liquidity and working capital needs, and economies of scale.

Together, Jonathan Carroll and LEH owned 84.4% of Blue Dolphin’s Common Stock as of the filing date of this report.

Blue Dolphin Energy Company
December 31, 2025 | Page 42

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

	December 31,
	2025	2024
	(in thousands)

Current assets
Accounts receivable, related party	$8,068	$5,247
Current liabilities
Accounts payable, related party	-	-

Accounts receivable, related party at  December 31, 2025 and 2024 reflected amounts owed by LEH to LE under the Amended and Restated Jet Fuel Sales Agreement.

Related-Party Debt. We reflect the amounts owed by Blue Dolphin and its subsidiaries to Affiliates under debt agreements on our consolidated balance sheets within long-term debt, related party and interest payable, related party and line of credit, related party.  Related-party long-term debt, including outstanding original principal, as of the dates indicated was as follows:

	December 31,
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$3,463	$4,000
Second Amended and Restated Affiliate Revolving Credit Agreement	9,847	3,250
LEH Total	13,310	7,250

Less: Long-term debt, related party, current portion	(2,731)	(1,459)
Less: Line of credit, related party	(9,847)	(3,250)
	$732	$2,541

Related-party accrued interest associated with long-term debt as of the dates indicated consisted was as follows:

	December 31,
	2025	2024
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$17	$1,308
Second Amended and Restated Affiliate Revolving Credit Agreement	-	-
LEH Total	17	1,308
Jonathan Carroll
Guaranty fee agreements	7	129
	24	1,437

Less: Long-term debt, related party, current portion	(24)	(1,437)
Long-term interest payable, related party, net of current portion	$-	$-

Years Ending December 31,	Principal
(in thousands)

2026	$12,578
2027	732
2028	-
2029	-
2030	-
Subsequent to 2030	-
$13,310

Consolidated Statements of Income.

Total revenue from operations. Revenue from Affiliates under the Amended and Restated Jet Fuel Sales Agreement and the NPS Terminal Services Agreement as of the dates indicated was as follows:

	Twelve Months Ended December 31,
	2025		2024
	(in thousands, except percent amounts)
Refinery operations
LEH	$98,479	35.2%	$95,577	30.1%
Third-Parties	177,764	63.6%	218,002	68.7%
Tolling and terminaling
LEH	2,250	0.8%	2,160	0.7%
Third-Parties	892	0.4%	1,780	0.6%
	$279,385	100.0%	$317,519	100.0%

Blue Dolphin Energy Company
December 31, 2025 | Page 43

Notes to Consolidated Financial Statements (Continued)

Interest expense. Interest expense associated with guaranty fee agreements and a debt agreement with Affiliates as of the dates indicated was as follows:

	Twelve Months Ended December 31,
	2025	2024
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$364	$386
Tied to NPS Term Loan Due 2031	181	199
Tied to Second Term Loan Due 2034	152	161
Tied to Blue Dolphin Term Loan Due 2051	40	40
LEH
Amended and Restated BDPL-LEH Loan Agreement	528	424
Second Amended and Restated Affiliate Revolving Credit Agreement	855	160
	-	-
	$2,120	$1,370

Other. BDSC received sub-lease income from LEH totaling $0.03 million for both twelve months ended December 31, 2025 and 2024.

The LEH operating fee, related party under the Fourth Amended and Restated Operating Agreement totaled $1.0 million for the twelve months ended December 31, 2025 compared to approximately $0.8 million for the twelve months ended December 31, 2024. The increase was related to higher manufacturing overhead costs, including insurance and transportation expense.

Related Party Netting Agreement. A Related Party Netting Agreement between LEH and LE was approved by the Board on  March 27, 2026 effective as of  December 15, 2025. Under the terms of the agreement, LEH shall provide LE with an in-kind credit offset of $2.1 million associated with refinery processing equipment construction in progress. To effectuate the offset, LEH shall provide LE with an in-kind credit of $2.1 million as of the effective date under the Second Amended and Restated Affiliate Revolving Credit Agreement. See "Note (16).

Lease expense associated with the Second Amended and Restated Master Services Agreement (as discussed elsewhere within this "Note (3)" and in "Note (12)" to our consolidated financial statements) totaled $1.2 million and $1.3 million for the twelve months ended December 31, 2025 and 2024, respectively.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances.

	December 31,
	2025	2024
	(in thousands)

Accounts receivable (including related-party), beginning of period	$5,960	$4,300
Accounts receivable (including related-party), end of period	8,344	5,960

Unearned revenue, beginning of period	$2,727	$3,243
Unearned revenue, end of period	780	2,727

Blue Dolphin Energy Company
December 31, 2025 | Page 44

Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Twelve Months Ended
	December 31,
	2025					2024
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated
	(in thousands)

Segment revenue	$276,243	$5,957	$-	$(2,815)	$279,385	$313,579	$6,576	$-	$(2,636)	$317,519

Crude oil, fuel use, and chemicals	249,291	-	-	-	249,291	292,873	-	-	-	292,873
Other conversion costs	21,051	-	-	(2,815)	18,236	19,175	-	-	(2,636)	16,539
Tolling and terminaling costs	-	607	-	-	607	-	1,643	-	-	1,643
Depreciation and amortization	1,204	1,367	-	-	2,571	1,206	1,368	-	-	2,574
Total costs of goods sold	271,546	1,974	-	(2,815)	270,705	313,254	3,011	-	(2,636)	313,629

LEH operating fee, related party	1,033	-	-	-	1,033	811	-	-	-	811
General and administrative expenses	1,965	298	6,054	-	8,317	1,105	231	5,177	-	6,513
Other operating expenses(2)	-	-	554	-	554	-	-	640	-	640
Depreciation and amortization	-	-	296	-	296	-	-	232	-	232
Interest, net	2,953	1,774	661	-	5,388	3,313	1,961	585	-	5,859
Total costs and expenses	277,497	4,046	7,565	(2,815)	286,293	318,483	5,203	6,634	(2,636)	327,684

Income (loss) before income taxes	(1,254)	1,911	(7,565)	-	(6,908)	(4,904)	1,373	(6,634)	-	(10,165)

Income tax benefit	-	-	1,307	-	1,307	-	-	1,529	-	1,529

Net income (loss)	$(1,254)	$1,911	$(6,258)	$-	$(5,601)	$(4,904)	$1,373	$(5,105)	$-	$(8,636)

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
Capital expenditures
Refinery operations	$13	$46
Total capital expenditures	$13	$46

	December 31,
	2025	2024
	(in thousands)
Identifiable assets
Refinery operations	$78,150	$78,996
Tolling and terminaling	16,017	16,904
Corporate and other	4,905	5,996
Total identifiable assets	$99,072	$101,896

Blue Dolphin Energy Company
December 31, 2025 | Page 45

Notes to Consolidated Financial Statements (Continued)

(5)	Concentration of Risk

Bank Accounts. Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At December 31, 2025 and 2024, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $1.5 million and $0.7 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Key Supplier . Operation of the Nixon refinery depends on our ability to purchase adequate amounts of crude oil and condensate. Pursuant to a crude supply agreement with MVP effective January 1, 2024, we source light-sweet Eagle Ford crude oil for the Nixon facility. The crude supply agreement renews on a quarterly evergreen basis.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices  may increase, crude oil transportation costs could increase, and our liquidity  may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs  may rise, or we  may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Significant Customers. We routinely assess the financial strength of our customers. To date, we have not experienced significant write-downs in accounts receivable balances. We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	December 31,
Twelve Months Ended	Customers	from Operations	(in millions)

December 31, 2025	2	62.5%	$7.8
December 31, 2024	3	69.6%	$5.2

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  LEH lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 36.1% and 30.8% of our total revenue from operations for the twelve months ended December 31, 2025 and 2024, respectively. LEH represented $7.8 million and $5.2 million in accounts receivable, related party at December 31, 2025 and 2024, respectively.

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

Refined Product Sales. We sell our products primarily in the U.S. within PADD 3. Occasionally, we sell refined products to customers that export to other countries, such as low-sulfur diesel to Mexico. Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Twelve Months Ended December 31,
	2025		2024
	(in thousands, except percent amounts)
LPG mix	$48	0.0%	$318	0.1%
Naphtha	60,474	21.9%	77,845	24.8%
Jet fuel	98,132	35.5%	114,011	36.4%
HOBM	43,667	15.8%	39,045	12.5%
AGO	73,922	26.8%	82,360	26.2%
	$276,243	100.0%	$313,579	100.0%

An Affiliate, LEH, purchases all our jet fuel.  See "Notes (3), (15), and (16)” for additional disclosures related to Affiliate agreements and arrangements.

Blue Dolphin Energy Company
December 31, 2025 | Page 46

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	December 31,
	2025	2024
	(in thousands)

Prepaid insurance	$1,441	$1,382
Other prepaids	389	483
Prepaid easement renewal fees	-	9
Surety bonds, current portion	905	-
	$2,735	$1,874

(7)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	December 31,
	2025	2024
	(in thousands)

HOBM	$21,212	$28,364
Jet fuel	3,378	3,403
Naphtha	5,814	2,814
Crude oil and condensate	186	754
AGO	87	157
Chemicals	184	154
Propane	24	13
LPG mix	7	3
	$30,892	$35,662

We incurred an inventory impairment expense of $7.1 million and $8.3 million for the twelve months ended December 31, 2025 and 2024, respectively.

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	December 31,
	2025	2024
	(in thousands)

Refinery and facilities	$72,776	$72,776
Land	566	566
Other property and equipment	1,061	913
	74,403	74,255

Less: Accumulated depreciation and amortization	(28,109)	(25,537)
	46,294	48,718

Construction in progress	3,718	3,715
	$50,012	$52,433

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	December 31,
	2025	2024
	(in thousands)

Unearned revenue from contracts with customers	$780	$2,727
Accrued fines and penalties	3,255	2,146
Insurance	733	793
Taxes payable	60	427
Other payable	302	308
Customer deposits	151	163
Board of director fees payable	125	125
	$5,406	$6,689

Blue Dolphin Energy Company
December 31, 2025 | Page 47

Notes to Consolidated Financial Statements (Continued)

(10)	Third-Party Long-Term Debt

Debt Agreements.  Blue Dolphin and certain of its subsidiaries are currently parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Huntington Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Huntington
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Huntington
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA EIDLs
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2031(5)	LE	0.138	March 2031	0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)	Our secured loan agreements with Huntington are subject to certain financial and non-financial covenants. As of December 31, 2025, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively. With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Huntington. At December 31, 2025 restricted cash, current and noncurrent totaled $1.0 million and $0.0, respectively. At December 31, 2024, both restricted cash, current and noncurrent totaled $1.0 million.
(2)	Loan requires monthly interest-only payments for the first thirty-six (36) months. Afterwards, principal and interest payments are due monthly through loan maturity. First payment due in November 2024. As of December 31, 2025 and the filing date of this report, the NPS Term Loan Due 2031 was in technical default for failure to have an active deposit account with the lender and to provide standalone audited financial statements for NPS, a wholly-owned subsidiary.
(3)

Original principal amount was $0.5 million; the Blue Dolphin Term Loan Due 2051 was modified to increase the principal amount by $1.5 million. Payments deferred for thirty (30) months; first payment due and paid in November 2023; interest accrues during deferral period; loan not forgivable.

(4)	Payments deferred for thirty (30) months; first payment made in February 2023; interest accrued during deferral period; loan not forgivable.
(5)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Third-party long-term debt, including outstanding original principal, as of the dates indicated, was as follows:

	December 31,
	2025	2024
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$17,532	$18,753
LRM Term Loan Due 2034 (in default)	7,326	7,793
Kissick Debt (in forbearance)	-	1,432
GNCU Loan
NPS Term Loan Due 2031 (in default)	8,495	9,671
SBA EIDLs
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2025	-	14
Equipment Loan Due 2031	127	-
	35,780	39,963

Less: Long-term debt, net, current portion	(31,830)	(35,920)
Less: Unamortized debt issue costs	(1,540)	(1,743)
	$2,410	$2,300

Blue Dolphin Energy Company
December 31, 2025 | Page 48

Notes to Consolidated Financial Statements (Continued)

Unamortized debt issue costs associated with the Huntington and GNCU loans, as of the dates indicated, consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,632)	(1,429)
	$1,540	$1,743

Amortization expense was $0.2 million for both twelve-month periods ended December 31, 2025 and 2024.

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	December 31,
	2025	2024
	(in thousands)

SBA EIDLs
Blue Dolphin Term Loan Due 2051	$51	$93
LE Term Loan Due 2050	5	8
NPS Term Loan Due 2053	5	8
Huntington Loans
LE Term Loan Due 2034 (in default)	41	48
LRM Term Loan Due 2034 (in default)	52	61
GNCU Loan
NPS Term Loan Due 2031 (in default)	15	17
	169	235
Less: Accrued interest payable, current portion	(169)	(235)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  December 31, 2025 and 2024 due to being in default.

Defaults.

As of December 31, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, NPS, or BDPL will be able to refinance or restructure the debt, or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating.

Blue Dolphin Energy Company
December 31, 2025 | Page 49

Notes to Consolidated Financial Statements (Continued)

Guarantees and Security.

Loan Description	Guarantees	Security
Huntington Loans
LE Term Loan Due 2034 (in default)	● USDA	●	First priority lien on Nixon facility’s business assets (excluding accounts receivable and inventory)
	● Jonathan Carroll(1)	●	Assignment of all Nixon facility contracts, permits, and licenses
	● Affiliate cross-guarantees	●	Absolute assignment of Nixon facility rents and leases, including tank rental income
		●	$5.0 million life insurance policy on Jonathan Carroll
LRM Term Loan Due 2034 (in default)	● USDA	●	Second priority lien on rights of LE in crude distillation tower and other collateral of LE
	● Jonathan Carroll(1)	●	First priority lien on real property interests of LRM
	● Affiliate cross-guarantees	●	First priority lien on all LRM fixtures, furniture, machinery, and equipment
		●	First priority lien on all LRM contractual rights, general intangibles, and instruments, except with respect to LRM rights in its leases of certain specified tanks for which Huntington has second priority lien
		●	Substantially all of LRM's assets
GNCU Loan
NPS Term Loan Due 2031 (in default)	● USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	● Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	● Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
SBA EIDLs
BDEC Term Loan Due 2051	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2031	---	●	First priority security interest in the equipment (mobile offices).

(1)	Lender required Jonathan Carroll to personally guarantee repayment of borrowed funds and accrued interest.

Representations, Warranties, and Covenants. The First Term Loan Due 2034, Second Term Loan Due 2034, NPS Term Loan Due 2031, BDEC Term Loan Due 2051, LE Term Loan Due 2050, and NPS Term Loan Due 2050 contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for bank facilities of these types.  Specifically, The First Term Loan Due 2034 and Second Term Loan Due 2034 contain quarterly debt service coverage, total combined current assets, total combined current liabilities, and total combined debt ratios and annual current and debt to net worth ratios. The First Term Loan Due 2034 also requires that a $1.0 million payment reserve account be maintained. The NPS Term Loan Due 2031 requires NPS to have an active deposit account with the lender, provide standalone audited financial statements for NPS, a wholly owned subsidiary, and meet annual maintenance of debt service coverage and current ratios. There are no covenants associated with the BDEC Term Loan Due 2051, LE Term Loan Due 2050, NPS Term Loan Due 2050, and the Equipment Loan Due 2025.

Future annual third-party long-term debt payments, certain of which are reflected as current due to defaults, are as follows:

Years Ending December 31,	Principal	Debt Issue Costs	Total
	(in thousands)

2026	$33,370	$(1,540)	$31,830
2027	67	-	67
2028	77	-	77
2029	81	-	81
2030	87	-	87
Subsequent to 2030	2,098	-	2,098
	$35,780	$(1,540)	$34,240

Blue Dolphin Energy Company
December 31, 2025 | Page 50

Notes to Consolidated Financial Statements (Continued)

(11)	AROs

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

Pipelines and Facilities. We have AROs associated with decommissioning our pipelines and facilities assets. We recorded a liability for the fair value of an ARO at the time the asset was installed or placed in service. From time to time we adjust the liability due to changes in estimates or the timing of decommissioning the assets. ARO liability as of the dates indicated was as follows:

	December 31,
	2025	2024
	(in thousands)

AROs, at the beginning of the period	$2,999	$4,504
Changes in estimates of existing obligations	3,026	-
Liabilities settled	-	(1,505)
Accretion expense	-	-
	6,025	2,999
Less: AROs, current portion	(6,025)	(2,999)
Long-term AROs, at the end of the period	$-	$-

At  December 31, 2025 and 2024, BDPL maintained $6.0 million and $3.0 million, respectively, in AROs related to abandonment of its pipeline and facilities assets.  During the twelve months ended December 31, 2025, we increased our estimate of decommissioning by $3.0 million due to market changes in decommissioning costs. This increase resulted in a $3.0 million ARO asset impairment. During the twelve months ended December 31, 2024, we settled ARO liabilities totaling $1.5 million related to our pipeline and facilities assets. We also incurred approximately $0.9 million in additional decommissioning related expenses during the twelve months ended December 31, 2024 due to the impact of poor weather conditions.

BSEE mandated that BDPL's pipelines and facilities assets, including its platform, offshore in federal waters, be decommissioned due to their extended period of inactivity.  On March 17, 2025, BSEE issued BDPL and INC for failing to decommission Pipeline Segment No. 8437.

Management is currently working with a consultant to fulfill BDPL's decommissioning obligations.  In October 2025, the third-party consultant completed the review and analysis of its request for bid process to decommission BDPL's offshore assets.  Final project bids were double what management expected.  As a result, management increased Blue Dolphin's ARO liability by $3.0 million at September 30, 2025. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. During the  twelve months ended December 31, 2025 and 2024 BDPL received the following BSEE civil penalty referral letters:

●

Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with a G-114 (W) INC issued by BSEE in October 2023.  In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and the agency reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In July 2025, BSEE issued the Reviewing Officer’s Final Decision, in which the agency assessed a civil penalty of $1.3 million against BDPL. In September 2025, BDPL requested an informal resolution of the matter, and in January 2026, BDPL entered into settlement discussions with BSEE. As of the filing date of this report, resolution discussions between BSEE and BDPL were ongoing. As of December 31, 2025, we accrued $1.9 million in fines and penalties related to this matter.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with a G-802 (W) INC issued by BSEE in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and the agency reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In July 2025, BSEE issued the Reviewing Officer’s Final Decision, in which the agency assessed a civil penalty of $0.9 million against BDPL. In September 2025, BDPL requested an informal resolution of the matter, and in January 2026, BDPL entered into settlement discussions with BSEE. As of the filing date of this report, resolution discussions between BSEE and BDPL were ongoing.  As of December 31, 2025, we accrued $1.4 million in fines and penalties related to this matter.

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation was associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL.  In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration.  BSEE held the meeting in June 2025, and in July 2025 the agency sent BDPL a Notice of Civil Penalty Case Dismissal indicating no penalty would be assessed for the associated INCs.

See "Note (15)" for additional disclosures related to our pipelines and facilities assets.

Blue Dolphin Energy Company
December 31, 2025 | Page 51

Notes to Consolidated Financial Statements (Continued)

(12)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.03 million for both twelve months ended December 31, 2025 and 2024. See “Notes (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the Second Amended and Restated Master Services Agreement. Lease expense associated with the Second Amended and Restated Master Services Agreement totaled $1.2 million and $1.3 million for the twelve months ended December 31, 2025 and 2024.  Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to the master services agreement (as amended, restated, supplemented or otherwise modified).

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$497	$497
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(306)	(41)

Total lease assets		191	456

Liabilities
Current
Operating lease	Current portion of lease liabilities	217	264

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	191
Total lease liabilities		$217	$455

Weighted average remaining lease term in years
Operating lease	0.67
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)

Operating lease costs	$294	$207
Short-term lease expense, related party	1,150	1,250
Total lease cost	$1,444	$1,457

The table below presents supplemental cash flow information related to leases as follows:

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$292	$168

As of December 31, 2025, maturities of lease liabilities for the periods indicated was as follows:

December 31,	Operating Lease
(in thousands)

2026	$217
2027	-
$217

Blue Dolphin Energy Company
December 31, 2025 | Page 52

Notes to Consolidated Financial Statements (Continued)

Future minimum annual lease commitments that are non-cancelable:

December 31,	Operating Lease
(in thousands)

2026	$224
2027	-
$224

(13)	Income Taxes

The Inflation Reduction Act ("IRA") was enacted in August 2022. The IRA imposes a 15% alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. We do not fall within the “applicable corporations” category and are therefore exempt from paying an alternative minimum tax.

Tax Provision. The provision for income tax benefit (expense) for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
Current
Federal	$-	$(15)
State	(57)	(10)
Deferred
Federal	1,364	1,554
Total provision for income taxes	$1,307	$1,529

We record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. Furthermore, none of our federal and state income tax returns are currently under examination by the IRS or state authorities. As of the twelve months ended December 31, 2025, fiscal years 2021 and later remain subject to examination by the IRS and fiscal years 2020 and later remain subject to examination by the State of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

U.S. GAAP treats Texas margins tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Effective Tax Rate. Our effective tax rate was as follows:

	December 31,
	2025		2024
	(in thousands, except percent amounts)

Expected tax rate	$(1,450)	(21.00)%	$(2,134)	(21.00)%
Permanent differences	233	3.44%	450	4.43%
State tax	44	0.65%	18	0.18%
Federal tax	-	0.00%	15	0.15%
True up adjustments	(134)	(1.98)%	(12)	(0.12)%
Utilization of net deferred tax assets	-	0.00%	134	1.32%
	$(1,307)	(18.89)%	$(1,529)	(15.04)%

Our effective tax rate differed from the U.S. federal statutory rate primarily due to permanent differences and state income taxes.

Blue Dolphin Energy Company
December 31, 2025 | Page 53

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes as of the dates indicated consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$6,668	$6,771
Business interest expense	4,719	3,792
Start-up costs (crude oil and condensate processing facility)	85	169
ARO liability/deferred revenue	1,265	630
Other	82	76
Total deferred tax assets	12,819	11,438

Deferred tax liabilities:
Basis differences in property and equipment	(8,466)	(8,448)
	4,353	2,990

Deferred tax assets, net	$4,353	$2,990

Deferred Income Taxes. Balances for deferred income tax represent the effects of temporary differences between carrying amounts and the actual income tax basis of our assets and liabilities; the balances also reflect NOL carryforwards and business interest. We record the balances based on tax rates we expect to be in effect when paid. NOL carryforwards, business interest and deferred tax assets represent amounts available to reduce future taxable income.

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards. We recorded no valuation allowance against our deferred tax assets as of   December 31, 2025 and 2024.

At  December 31, 2025 and 2024 there were no uncertain tax positions for which a reserve or liability was necessary.

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

NOL carryforwards that remained available for future use for the periods indicated was as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2023	$4,509	$24,131	$28,640

Net operating losses used and expired	(638)	4,243	3,605

Balance at December 31, 2024	$3,871	$28,374	$32,245

Net operating losses	(494)	-	(494)

Balance at December 31, 2025	$3,377	$28,374	$31,751

Income Taxes Paid

The components of income taxes paid (net of refunds) were as follows:

	December 31,
	2025	2024
	(in thousands)

Income taxes paid (net of refunds)
Federal (U.S.)	$-	$660
Texas	18	298
Total income taxes paid (net of refunds)	$18	$958

Blue Dolphin Energy Company
December 31, 2025 | Page 54

Notes to Consolidated Financial Statements (Continued)

(14)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands,
	except share and per share amounts)

Net loss	$(5,601)	$(8,636)

Basic and diluted loss per share	$(0.38)	$(0.58)
Basic and diluted shares used in computing loss per share	14,921,968	14,921,968

Diluted EPS for the twelve months ended December 31, 2025 and 2024 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.

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

Fourth Amended and Restated Operating Agreement. See “Notes (3) and (16)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the operating agreement (as amended, restated, supplemented or otherwise modified).

Defaults Under Secured Loan Agreements. See “Note (10)” to our consolidated financial statements for additional information regarding defaults under secured loan agreements with third parties and their potential effects on our business, financial condition, and results of operations.

Financing Agreements and Guarantees

Indebtedness.  See “Notes (3) and (10)” to our consolidated financial statements for disclosures related to related-party and third-party indebtedness and defaults thereto.

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

Contingencies – Supplier Dispute

The Company is disputing certain balances owed under its crude supply agreement.  As of December 31, 2025, the Company has recorded an accounts payable balance of $10.1 million related to this supplier. The supplier has asserted that additional amounts are due; however, the Company disputes these claims.  The matter primarily relates to pricing terms, and discussions with the supplier are ongoing.  The Company has evaluated this matter in accordance with Accounting Standards Codification Topic 450, Contingencies. Based on the information currently available, management believes that the likelihood of loss in excess of amounts recorded ranges from remote to reasonably possible. Accordingly, no additional accrual has been recorded.  While the Company does not believe a loss is probable, it is reasonably possible that a loss of up to approximately $3.4 million could be incurred. The Company is unable to estimate a more precise range of potential loss at this time. The ultimate resolution of this matter may differ from the amounts currently recorded, and such differences could have a material effect on the Company’s financial position, results of operations, or cash flows in the period in which the matter is resolved.

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

Resolved Matters.

RLI Corp. Surety Bonds. Blue Dolphin currently has surety bonds through RLI Corp. as required by BOEM, including an area-wide general lease surety bond to operate in the Gulf of America and multiple pipeline surety bonds, and the Railroad Commission of Texas for an operator performance bond. The bonds total approximately $1.2 million in the aggregate. In  February 2024, RLI Corp. filed suit against Blue Dolphin, BDPL, and BDEX seeking an injunction to fully collateralize the bonds in cash, representing an increase of $1.0 million. In  July 2024, RLI Corp. informed the court that the parties reached a settlement in principle, and the parties executed a settlement agreement in  September 2024. From  September 2024 to  March 31, 2025, BDPL made payments to RLI Corp. under the settlement agreement totaling $1.0 million, bringing the total surety bond amount to $1.2 million in cash. Once BDPL’s offshore pipeline and platform assets have been decommissioned, BDPL can request that BOEM cancel the surety bonds. Once approved by BOEM, RLI Corp. would release the cash collateral tied to these surety bonds back to BDPL.

Blue Dolphin Energy Company
December 31, 2025 | Page 55

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

Unresolved Matters

BOEM Supplemental Pipeline Bonds.  To cover the obligations of such lessees and grant holders, BOEM evaluates an operator's or grant holder's financial ability to carry out present and future work obligations to determine whether the operator must provide additional security beyond minimum bonding requirements.  Such obligations include the cost of decommissioning platforms and pipelines at the end of production or service activities. Once decommissioning work has been completed, the collateral backing the financial assurance is released by BOEM. In March 2018, BOEM ordered BDPL to provide an additional financial assurance totaling approximately $5.7 million for five existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right of way that failed to comply.  BDPL appealed the INCs.  On August 27, 2025, the IBLA issued an order dismissing the appeal.  In its order, the IBLA clarified that BDPL's appeal was dismissed on the basis that: (i) one of the pipeline rights-of-way (ROW OCS-G 19655, HI A-173) was already decommissioned, and (ii) for the other four rights-of-way, BDPL should have challenged the March 2018 BOEM order, not the INCs issued due to BDPL's non-compliance with the March 2018 BOEM order (i.e., the doctrine of administrative finality). There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of December 31, 2025 and 2024.  At both  December 31, 2025 and 2024, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to BOEM through RLI Corp.

BSEE Offshore Platform Inspections, Decommissioning Obligations, and Civil Penalties. Until decommissioning, BSEE requires lessees and grant holders to inspect and maintain platforms and other structures in accordance with regulatory requirements.

Platform Inspection Obligation. We are required by BSEE to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. On April 9, 2025, BSEE issued BDPL and INC for failing to conduct required pollution inspections at the prescribed or approved intervals during the months of September 2024 and March 2025. BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025. On January 7, 2026, BSEE issued BDPL an INC for failing to perform a Level 3 platform inspection for the platform at GA-288C.  On January 26, 2026 BDPL requested an extension from BSEE. On February 2, 2026, BSEE granted BDPL's extension request to July 31, 2026.

Decommissioning Obligations. BSEE mandated that BDPL's pipelines and facilities assets, including its platform, offshore in federal waters, be decommissioned due to their extended period of inactivity.  On March 17, 2025, BSEE issued BDPL an INC for failing to decommission Pipeline Segment No. 8437.

Management is currently working with a consultant to fulfill BDPL's decommissioning obligations.  In October 2025, the third-party consultant completed the review and analysis of its request for bid process to decommission BDPL's offshore assets.  Final project bids were double what management expected.  As a result, management increased Blue Dolphin's ARO liability by $3.0 million at September 30, 2025. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to impose civil penalties. Further, there can be no assurance that BDPL will be able to complete the anticipated work or predict the outcome of BSEE INCs. If BDPL is unable to perform its decommissioning obligations, BOEM may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

BSEE Civil Penalties. During the twelve months ended December 31, 2025 and 2024 BDPL received the following BSEE civil penalty referral letters:

●	Civil Penalty G-2024-054. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely remove its GA-288C junction platform offshore in federal waters. The civil penalty referral is associated with a G-114 (W) INC issued by BSEE in October 2023. In March 2025, BSEE calculated a proposed civil penalty of $1.0 million against BDPL, and the agency reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In July 2025, BSEE issued the Reviewing Officer’s Final Decision, in which the agency assessed a civil penalty of $1.3 million against BDPL. In September 2025, BDPL requested an informal resolution of the matter, and in January 2026, BDPL entered into settlement discussions with BSEE. As of the filing date of this report, resolution discussions between BSEE and BDPL were ongoing. As of December 31, 2025, we accrued $1.9 million in fines and penalties related to this matter.

●

Civil Penalty G-2024-056. In August 2024, BDPL received a civil penalty referral letter from BSEE for failing to timely flush, fill, and abandon its lateral pipeline from GA-245 to the GA-273 subsea tie-in (Pipeline Segment No. 15635) offshore in federal waters. The civil penalty referral is associated with a G-802 (W) INC issued by BSEE in November 2023. In January 2025, BSEE calculated a proposed civil penalty of $0.4 million against BDPL, and the agency reserved its rights to assess additional civil penalties in the amount of $3,097 per day until the referenced INC is fully remediated. In July 2025, BSEE issued the Reviewing Officer’s Final Decision, in which the agency assessed a civil penalty of $0.9 million against BDPL. In September 2025, BDPL requested an informal resolution of the matter, and in January 2026, BDPL entered into settlement discussions with BSEE. As of the filing date of this report, resolution discussions between BSEE and BDPL were ongoing.  As of December 31, 2025, we accrued $1.4 million in fines and penalties related to this matter.

Blue Dolphin Energy Company
December 31, 2025 | Page 56

Notes to Consolidated Financial Statements (Continued)

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation was associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (timely removing 55-gallon drum leaking oil on platform deck), L141 (timely flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (timely decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL.  In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration.  BSEE held the meeting in June 2025, and in July 2025 the agency sent BDPL a Notice of Civil Penalty Case Dismissal indicating no penalty would be assessed for the associated INCs.

At  December 31, 2025 and 2024, BDPL maintained $6.0 million and $3.0 million, respectively, in AROs and $3.3 million and $2.1 million, respectively, in accrued fines and penalties related to abandonment of our pipeline and facilities assets. See "Note (11)" and elsewhere in this "Note (15)" for additional disclosures related to our pipelines and facilities assets.

(16)	Subsequent Events

Related Party Transactions

Fifth Amended and Restated Operating Agreement. An amendment and restatement of the Fourth Amended and Restated Operating Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on  March 27, 2026 with an effective date of   April 1, 2026 . The renewal term of the Fifth Amended and Restated Operating Agreement begins on the effective date and expires upon the earliest to occur of the following: (a) the  first anniversary of the effective date, which termination date shall be  April 1, 2027, (b) written notice of either party upon the material breach of the agreement by the other party, or (c) upon  90 days’ notice by the Board if the Board determines that the Fifth Amended and Restated Operating Agreement is  not in the best interest of Blue Dolphin and its subsidiaries. The terms of the Fifth Amended and Restated Operating Agreement are substantially the same as the Fourth Amended and Restated Operating Agreement. For services rendered: (a) Blue Dolphin and its subsidiaries shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed by LEH. Amounts payable to LEH shall be invoiced by LEH weekly but  may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to  5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest. Management believes LEH’s 5% markup represents a “safe harbor” or fair market rate for general management services. Because refining margins are volatile, the lower markup helps Blue Dolphin preserve cash flow and working capital during periods when refining margins are weak.

Third Amended and Restated Master Service Agreement .    A Third Amended and Restated Master Services Agreement between Ingleside and LE was approved by the Board on March 27, 2026 with an effective date of March 1, 2026.  Under the agreement, LE stores product for customer receipt by barge at Ingleside's facility in Ingleside, Texas.  The agreement has a one-year term, expiring on March 1, 2027.  All other terms of the Third Amended and Restated Master Services Agreement are materially the same.

Related Party Netting Agreement.
A Related Party Netting Agreement between LEH and LE was approved by the Board on  March 27, 2026 effective as of  December 15, 2025. Under the terms of the agreement, LEH shall provide LE with an in-kind credit offset of $2.1 million associated with refinery processing equipment construction in progress. To effectuate the offset, LEH shall provide LE with an in-kind credit of $2.1 million as of the effective date under the Second Amended and Restated Affiliate Revolving Credit Agreement.

All transactions between us and LEH, its subsidiaries, or other Affiliates are considered related party transactions. These related party transactions are contemplated under related party agreements subject to review and approval of the independent members of the Board and its Audit Committee. Examples of related party agreements subject to this approval include loan agreements with LEH, the operating agreement (as amended, restated, supplemented or otherwise modified), the Amended and Restated Jet Fuel Sales Agreement, and other agreements described within "Notes (3), (15), and (16)."  Each agreement is reviewed in its entirety as to its nature, scope and economics, and it is determined whether such transaction is fair to us and in the best interest of our non-Affiliate stockholders.  In addition, a number of internal Blue Dolphin functions, such as corporate executives serving in the roles of principal executive officer and principal financial officer, are conducted through LEH pursuant to the operating agreement (as amended, restated, supplemented or otherwise modified).  The Board and its Audit Committee believe that conducting a number of internal functions through LEH is good for us because the arrangement provides us with, among other things, business opportunities, funding when revenue from operations are insufficient to meet liquidity and working capital needs, and economies of scale.

Together, Jonathan Carroll and LEH owned 84.4% of Blue Dolphin’s Common Stock as of the filing date of this report.

Blue Dolphin Energy Company
December 31, 2025 | Page 57

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

Management’s Assessment. Management, under the supervision and with the participation of our Principal Executive Officer (our chief executive officer) and Principal Financial and Accounting Officer, assessed the effectiveness of our internal controls over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission Framework and SOX Compliance. Management determined that our internal controls over financial reporting were effective for the twelve months ended December 31, 2025.

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

ITEM 9B.  OTHER INFORMATION

Related Party Transactions

Fifth Amended and Restated Operating Agreement. An amendment and restatement of the Fourth Amended and Restated Operating Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on   March

27
, 2026 with an effective date of   April 1, 2026 . The renewal term of the Fifth Amended and Restated Operating Agreement begins on the effective date and expires upon the earliest to occur of the following: (a) the  first anniversary of the effective date, which termination date shall be  April 1, 2027, (b) written notice of either party upon the material breach of the agreement by the other party, or (c) upon  90 days’ notice by the Board if the Board determines that the Fifth Amended and Restated Operating Agreement is  not in the best interest of Blue Dolphin and its subsidiaries. The terms of the Fifth Amended and Restated Operating Agreement are substantially the same as the Fourth Amended and Restated Operating Agreement. For services rendered: (a) Blue Dolphin and its subsidiaries shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed by LEH. Amounts payable to LEH shall be invoiced by LEH weekly but  may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to  5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest. Management believes LEH’s 5% markup represents a “safe harbor” or fair market rate for general management services. Because refining margins are volatile, the lower markup helps Blue Dolphin preserve cash flow and working capital during periods when refining margins are weak.

Third Amended and Restated Master Service Agreement.   A Third Amended and Restated Master Services Agreement between Ingleside and LE was approved by the Board on March
27
, 2026 with an effective date of March 1, 2026.  Under the agreement, LE stores product for customer receipt by barge at Ingleside's facility in Ingleside, Texas.  The agreement has a one-year term, expiring on March 1, 2027.  All other terms of the Third Amended and Restated Master Services Agreement are materially the same.

Related Party Netting Agreement.
A Related Party Netting Agreement between LEH and LE was approved by the Board on  March 27, 2026 effective as of  December 15, 2025. Under the terms of the agreement, LEH shall provide LE with an in-kind credit offset of $2.1 million associated with refinery processing equipment construction in progress. To effectuate the offset, LEH shall provide LE with an in-kind credit of $2.1 million as of the effective date under the Second Amended and Restated Affiliate Revolving Credit Agreement.

Together, Jonathan Carroll and LEH owned 84.4% of Blue Dolphin’s Common Stock as of the filing date of this report.  See “Part II, Item 8. Financial Statements and Supplementary Data – Notes (3), (15), and (16)” for additional disclosures related to agreements with Affiliates.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Blue Dolphin Energy Company
December 31, 2025 | Page 58

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

Jonathan P. Carroll, 64

Blue Dolphin Energy Company

Chairman of the Board (since 2014)

Chief Executive Officer, President, Assistant Treasurer and Secretary (since 2012)

Lazarus Energy Holdings, LLC (“LEH”)

Manager (since 2006) and Majority Owner

Together, LEH and Jonathan Carroll owned 84.4% of our outstanding Common Stock as of the filing date of this report.

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

Ryan A. Bailey, 50

Paradigm Institutional Investments

Chief Investment Officer and Managing Partner ( April 2023 to Present)

Investment Office Resources

Crewe Capital

Strategic Advisor (2023 to Present)

Co-CIO and Partner ( June 2022 to March 2023)

Carbonado Partners

Strategic Advisor  ( June 2022 to March 2023)

Managing Partner ( September 2020 to June 2022) and Founder

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

Amitav Misra, 48

HighRadius Corporation

Vice President of Corporate Development (since December 2023)

Vice President of Experiential Marketing and Partnerships ( December 2022 to December 2023)

Vice President of Global Marketing, Mid-Market ( July 2022 to December 2022)

Vice President of Treasury Line of Business ( December 2020 to July 2022)

Vice President of Treasury Marketing ( July 2020 to July 2022)

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

Christopher T. Morris, 64

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
December 31, 2025 | Page 59

Directors, Executive Officers, and Corporate Governance (Continued)

Name, Age Principal Occupation and Directorships During Past 5 Years	Knowledge and Experience

Herbert N. Whitney, 85

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

Executive Officers

The below table reflects the name and age of each executive officer, as well as their principal occupation during the past five (5) years:

Name	Position	Since	Age
Jonathan P. Carroll	Chief Executive Officer	2014	64
	President, Assistant Treasurer, and Secretary	2012
	(Principal Executive Officer)

Bryce D. Klug	Treasurer and Assistant Secretary	August 2024	45
	(Principal Financial and Accounting Officer)

Jonathan P. Carroll was appointed Chairman of the Board of Blue Dolphin in 2014 and appointed Chief Executive Officer, President, Assistant Treasurer, and Secretary of Blue Dolphin in 2012. He has also been LEH's Manager since 2006 and is its majority owner. Together, LEH and Jonathan Carroll owned 84.4% of Blue Dolphin’s Common Stock as of the filing date of this report.  Before founding LEH, Mr. Carroll was a private investor focused on direct debt and equity investments, primarily in distressed assets.  He previously served on the Board of Trustees of the Salient Fund Group from 2004 to 2022, and served on the compliance, audit, and nominating committees of several of Salient’s private and public closed-end and mutual funds at various times within that period. Mr. Carroll also previously served on the Board of Directors of the General Partner of LRR Energy, L.P. (NYSE: LRE) from January 2014 until its merger with Vanguard Natural Resources, LLC in October 2015. He earned a Bachelor of Arts in Human Biology and a Bachelor of Arts in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University.

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

Corporate Governance

Audit Committee. The Audit Committee consists of Messrs. Morris, Bailey, and Misra, with Mr. Morris serving as Chairman. During 2025, the Audit Committee met four (4) times. The Board has affirmatively determined that all members of the Audit Committee are independent under OTCQX and SEC rules and that each of Messrs. Bailey, Morris, and Misra qualify as an Audit Committee Financial Expert. The Audit Committee's duties include overseeing financial reporting and internal control functions. The Audit Committee’s written charter is available on our corporate website (http://www.blue-dolphin-energy.com).  Blue Dolphin's Amended and Restated Audit Committee Charter, which is available on our corporate website (http://www.blue-dolphin-energy.com), was last reviewed by the Audit Committee in May 2024.  In addition, the charter was included as an appendix to Blue Dolphin's proxy statement that was filed with the SEC on June 4, 2024.  Blue Dolphin is required to include the charter as an appendix to its proxy statement at least once every three years.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders who own more than ten percent (10%) of the Common Stock, to file reports of stock ownership and changes in ownership with the SEC and to furnish us with copies of all such reports as filed.  Based solely on a review of the copies of the Section 16(a) reports furnished to us, we are unaware of any late filings made during 2025.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Policy and Procedures

An Affiliate, LEH, operates and manages all Blue Dolphin assets pursuant to the Fourth Amended and Restated Operating Agreement.  Services under the Fourth Amended and Restated Operating Agreement include personnel serving in a variety of capacities, including, but not limited to corporate executives.  All personnel work for and are paid by the Affiliate.  See "Part II, Item 8. Financial Statements and Supplementary Data—Note (16)" for additional disclosures related to modifications to this operating agreement.

Compensation for Named Executives

Jonathan Carroll and Bryce Klug are our executive officers. As noted above under “Executive Compensation Policy and Procedures,” Messrs. Carroll and Klug's remuneration are provided by LEH under the Fourth Amended and Restated Operating Agreement. We do not provide any of their remuneration, but rather pay a management fee to LEH under the Fourth Amended and Restated Operating Agreement.  During the twelve months ended December 31, 2025 and 2024, we paid LEH $1.0 million and $0.8 million under operating agreements with the Affiliate.  Also, as disclosed under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence," Mr. Carroll receives certain fees under various other affiliate agreements.

Summary Compensation Table

Name and Principal Position	Year	Salary		Total
(in thousands)
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer, and Secretary (Principal Executive Officer)	2025 2024	$ $	---- ----	$ $	---- ----

Bryce D. Klug Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	2025 2024	$ $	---- ----	$	---- ----

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
December 31, 2025 | Page 60

Executive Compensation (Continued)

Director Compensation Policy and Procedures

Although Jonathan Carroll is a director of Blue Dolphin, his services as Chief Executive Officer are provided under the Fourth Amended and Restated Operating Agreement (see above under “Executive Compensation Policy and Procedures.”) Therefore, we do not have any directors that are also employed by Blue Dolphin. The Compensation Committee reviews and recommends to the Board for its approval all compensation for directors.

Compensation for Non-Employee Directors

For the twelve months ended December 31, 2025, non-employee, independent directors earned $80,000 in cash ($20,000 quarterly) for their service on the Board.  For the twelve months ended December 31, 2025 , non-employee, independent directors also earned additional compensation for serving on the Audit Committee. The chairperson of the Audit Committee earned an additional $2,500 in cash in each of the second and fourth quarters of the year, for a total of $5,000 annually.  Members of the Audit Committee earned an additional $1,250 in cash in each of the second and fourth quarters of the year, for a total of $2,500 annually.  Non-employee, independent directors serving on the Compensation Committee did not earn any additional compensation for their service as directors in 2025. Non-employee, independent directors are reimbursed for reasonable out-of-pocket expenses related to in-person meeting attendance.

Accrued and Unpaid Non-Employee, Independent Director Compensation

	Twelve Months Ended
	December 31, 2025
Name	Paid	Unpaid	Total
	(in thousands)

Christopher T. Morris	$43	$43	$86
Ryan A. Bailey	41	41	82
Amitav Misra	41	41	82

	$125	$125	$250

	Twelve Months Ended
	December 31, 2024
Name	Paid	Unpaid	Total
	(in thousands)

Christopher T. Morris	$127	$43	$170
Ryan A. Bailey	124	41	$165
Amitav Misra	124	41	$165

	$375	$125	$500

Pay Versus Performance

Although the following disclosure for principal executive officer ("PEO") and named executive officer ("NEO") pay are required by SEC rules, it is not reflective of how we or the Compensation Committee determine executive compensation for our executive officers, Jonathan Carroll and Bryce Klug. As noted above under “Executive Compensation Policy and Procedures,” Messrs. Carroll and Klug’s remuneration is provided by LEH under the Fourth Amended and Restated Operating Agreement. As a result, there is no applicable information to be provided pursuant to this table.

Year	Summary Compensation Table Total for PEO		Compensation Actually Paid to PEO		Average Summary Compensation Table Total for Non-PEO NEOs		Average Compensation Actually Paid to Non-PEO NEOs		Value of Initial Fixed $100 Investment on Shareholder Return		Net Income
(in thousands)
2025	$	----	$	----	$	----	$	----	$	----	$	----
2024	$	----	$	----	$	----	$	----	$	----	$	----

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Lazarus Energy Holdings, LLC	8,475,000	56.8%
	801 Travis Street, Suite 2100
	Houston, Texas 77002

(1)	Based upon 14,921,968 shares of Common Stock issued and outstanding as of the filing date of this report.

Blue Dolphin Energy Company
December 31, 2025 | Page 61

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common Stock	Jonathan P. Carroll(2)	12,496,235	83.7%
Common Stock	Christopher T. Morris / Mpact Partners, LLC	212,400	*
Common Stock	Amitav Misra	204,141	*
Common Stock	Ryan A. Bailey	198,050	*
Common Stock	Herbert N. Whitney	9,683	*
Common Stock	Williams Christopher McDougall	100	*
Common Stock	Bryce D. Klug	1,000	*

Directors/Nominees and Executive Officers as a Group (7 Persons)		13,121,609	87.9%

(1)	Based upon 14,921,968 shares of Common Stock issued and outstanding as of the filing date of this report.
(2)	Includes 8,475,000 shares issued to LEH. Mr. Carroll and his affiliates have an approximate 83.7% ownership interest in LEH.
*	Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Affiliate Agreements

Financial and Operating Agreements. During 2025 and 2024, Blue Dolphin and certain subsidiaries were parties to the following financial and operating agreements with Affiliates:

Agreement/Transaction	Parties	Effective Date	Key Terms
Fourth Amended and Restated Operating Agreement	Blue Dolphin and subsidiaries LEH	04/01/2025	For LEH operation and management of all Blue Dolphin’s assets; 1-year term; expires 04/01/2026 or notice by either party at any time of material breach or 90 days Board notice; LEH receives management fee of 5% of all consolidated operating costs of Blue Dolphin and its subsidiaries, excluding crude costs, depreciation, amortization, and interest; LEH-provided services include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such as the principal executive officer and principal financial and accounting officer; as a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes; all personnel are employed and paid by LEH.
Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	LEH pays NPS a tank rental fee of $0.2 million per month to store jet fuel at the Nixon facility; 1-year evergreen term; either party may cancel upon 60 days’ prior written notice.
Second Amended and Restated Master Services Agreement	LE Ingleside	03/01/2023	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee of $0.1 million per month; the agreement term is month-to-month.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023	Relates to payoff of LE $25.0 million Huntington loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the LE Term Loan Due 2034.
NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023	Relates to payoff of NPS $10.0 million GNCU loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the NPS Term Loan Due 2031.
LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023	Relates to payoff of LRM $10.0 million Huntington loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal owed under the LRM Term Loan Due 2034.
Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023	Relates to payoff of Blue Dolphin $2.0 million SBA loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the Blue Dolphin Term Loan Due 2051.
Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent approximately $0.003 million per month.
Ground Lease Agreement	LEH NPS	07/01/2025	LEH pays NPS a ground storage fee of $0.015 million per month to store equipment at the Nixon facility; month-to-month basis to end with a 30 days' notice of cancellation.

Blue Dolphin Energy Company
December 31, 2025 | Page 62

Certain Relationships and Related Transactions (Continued)

Debt Agreements. During 2025 and 2024, Blue Dolphin and certain subsidiaries were parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15.0 million maximum	Expiration of Initial Term or Renewal Term	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0 million	April 2027	$0.05	12.00%	Working capital
BDPL

Covenants, Guarantees and Security. The Amended and Restated BDPL-LEH Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for a credit facility of this type. Certain BDPL property serves as collateral under the BDPL-LEH Loan Agreement. See “Note (10)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with third parties and their potential effects on our business, financial condition, and results of operations.

Related Party Transactions

Fifth Amended and Restated Operating Agreement. An amendment and restatement of the Fourth Amended and Restated Operating Agreement between LEH, Blue Dolphin, and Blue Dolphin's subsidiaries was approved by the Board on March

27
, 2026 with an effective date of  April 1, 2026 . The renewal term of the Fifth Amended and Restated Operating Agreement begins on the effective date and expires upon the earliest to occur of the following: (a) the first anniversary of the effective date, which termination date shall be April 1, 2027, (b) written notice of either party upon the material breach of the agreement by the other party, or (c) upon 90 days’ notice by the Board if the Board determines that the Fifth Amended and Restated Operating Agreement is not in the best interest of Blue Dolphin and its subsidiaries. The terms of the Fifth Amended and Restated Operating Agreement are substantially the same as the Fourth Amended and Restated Operating Agreement. For services rendered: (a) Blue Dolphin and its subsidiaries shall reimburse LEH at cost for all direct expenses, either paid directly by LEH or financed by LEH. Amounts payable to LEH shall be invoiced by LEH weekly but may be reimbursed sooner and (b) Blue Dolphin shall also pay to LEH a management fee equal to 5% of all consolidated operating costs, excluding crude costs, depreciation, amortization, and interest. Management believes LEH’s 5% markup represents a “safe harbor” or fair market rate for general management services. Because refining margins are volatile, the lower markup helps Blue Dolphin preserve cash flow and working capital during periods when refining margins are weak.

Third Amended and Restated Master Service Agreement.   A Third Amended and Restated Master Services Agreement between Ingleside and LE was approved by the Board on March
27
, 2026 with an effective date of March 1, 2026.  Under the agreement, LE stores product for customer receipt by barge at Ingleside's facility in Ingleside, Texas.  The agreement has a one-year term, expiring on March 1, 2027.  All other terms of the Third Amended and Restated Master Services Agreement are materially the same.

Related Party Netting Agreement.
A Related Party Netting Agreement between LEH and LE was approved by the Board on March 27, 2026 effective as of December 15, 2025. Under the terms of the agreement, LEH shall provide LE with an in-kind credit offset of $2.1 million associated with refinery processing equipment construction in progress. To effectuate the offset, LEH shall provide LE with an in-kind credit of $2.1 million as of the effective date under the Second Amended and Restated Affiliate Revolving Credit Agreement.

All transactions between us and LEH, its subsidiaries, or other Affiliates are considered related party transactions. These related party transactions are contemplated under related party agreements subject to review and approval of the independent members of the Board and its Audit Committee. Examples of related party agreements subject to this approval include loan agreements with LEH, the operating agreement (as amended, restated, supplemented or otherwise modified), the Amended and Restated Jet Fuel Sales Agreement, and other agreements described within "“Part II, Item 8. Financial Statements and Supplementary Data –Notes (3), (15), and (16)."  Each agreement is reviewed in its entirety as to its nature, scope and economics, and it is determined whether such transaction is fair to us and in the best interest of our non-Affiliate stockholders.  In addition, a number of internal Blue Dolphin functions, such as corporate executives serving in the roles of principal executive officer and principal financial officer, are conducted through LEH pursuant to the operating agreement (as amended, restated, supplemented or otherwise modified).  The Board and its Audit Committee believe that conducting a number of internal functions through LEH is good for us because the arrangement provides us with, among other things, business opportunities, funding when revenue from operations are insufficient to meet liquidity and working capital needs, and economies of scale.

Together, Jonathan Carroll and LEH owned 84.4% of Blue Dolphin’s Common Stock as of the filing date of this report.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This table shows fees paid to UHY during the periods indicated:

	December 31,
	2025	2024
	(in thousands)
Audit fees	$327	$372
Audit-related fees	-	-
Tax fees	-	-

	$327	$372

Amounts billed but unpaid for each of the corresponding twelve months ended December 31, 2025 and 2024 totaled approximately $0.09 million and $0.1 million, respectively.  Audit fees for 2025 and 2024 related to the audit of our consolidated financial statements and the review of our quarterly reports that are filed with the SEC. The Audit Committee must pre-approve all audit and non-audit services provided to us by our independent registered public accounting firm.

Blue Dolphin Energy Company
December 31, 2025 | Page 63

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

●	Exhibits as listed in the exhibit index of this report, which is incorporated herein by reference.

Exhibits Index

No.	Description

3.1	Amended and Restated Certificate of Incorporation of Blue Dolphin (incorporated by reference to Exhibit 3.1 filed with Blue Dolphin’s Form 8-K on June 2, 2009, Commission File No. 000-15905).

3.2	Amended and Restated By-Laws of Blue Dolphin (incorporated by reference to Exhibit 3.1 filed with Blue Dolphin’s Form 8-K on December 26, 2007, Commission File No. 000-15905).

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with Blue Dolphin’s Form 10-K on March 30, 1990, Commission File No. 000-15905).

4.2 **	Description of company securities.

10.1*	Blue Dolphin 2000 Stock Incentive Plan (incorporated by reference to Appendix 1 filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on April 20, 2000, Commission File No. 000-15905).

10.2*

First Amendment to the Blue Dolphin 2000 Stock Incentive Plan (incorporated by reference to Appendix B filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on April 16, 2003, Commission File No. 000-15905).

10.3*

Second Amendment to the Blue Dolphin 2000 Stock Incentive Plan (incorporated by reference to Appendix A filed with Blue Dolphin’s Proxy Statement on Form DEF 14A on April 27, 2006, Commission File No. 000-15905).

10.4*

Fourth Amendment to the Blue Dolphin 2000 Stock Incentive Plan (incorporated by reference to Exhibit B filed with Blue Dolphin’s Proxy Statement on Form DEFA on December 28, 2011, Commission File No. 000-15905).

10.5

Promissory Note between Lazarus Energy LLC as maker and Notre Dame Investors Inc. as Payee in the Principal Amount of $8,000,000 dated June 1, 2006 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 10-Q on March 31, 2012, Commission File No. 000-15905).

10.6

Subordination Agreement dated June 3, 2015 by and among John H. Kissick and Sovereign Bank (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin's Form 10-K on April 3, 2023, Commission File No. 000-15905).

10.7

First Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of July 1, 2013 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 10-Q on November 14, 2013, Commission File No. 000-15905).

10.8

Second Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of October 1, 2014 (incorporated by reference to Exhibit 10.48 filed with Blue Dolphin’s Form 10-K on March 31, 2015, Commission File No. 000-15905).

10.9

Second Amendment to Promissory Note by and between Lazarus Energy, LLC and John H. Kissick effective as of October 1, 2014 (incorporated by reference to Exhibit 10.48 filed with Blue Dolphin’s Form 10-K on March 31, 2015, Commission File No. 000-15905).

10.10

Loan Agreement among Sovereign Bank, Lazarus Energy, LLC and Jonathan Pitts Carroll, Sr., Blue Dolphin Energy Company, Lazarus Refining & Marketing, LLC, and Lazarus Energy Holdings dated June 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

10.11

Promissory Note between Lazarus Energy, LLC and Sovereign Bank for the principal sum of $25,000,000 dated June 22, 2015 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

10.12

Security Agreement of Lazarus Energy, LLC in favor of Sovereign Bank dated June 22, 2015 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

10.13

Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Lazarus Energy, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

10.14

Security Agreement of Lazarus Energy, LLC for the benefit of Lazarus Refining & Marketing, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.5 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

Blue Dolphin Energy Company
December 31, 2025 | Page 64

Exhibit Index (Continued)

10.15

Loan and Security Agreement between Sovereign Bank and Lazarus Refining & Marketing, LLC dated June 22, 2015 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

10.16

Pledge Agreement by Lazarus Refining & Marketing, LLC in favor of Sovereign Bank dated June 22, 2015 (incorporated by reference to Exhibit 10.8 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

10.17

Collateral Assignment executed by Blue Dolphin Pipe Line Company for the benefit of Sovereign Bank dated June 22, 2015 (incorporated by reference to Exhibit 10.9 filed with Blue Dolphin’s Form 8-K on June 26, 2015, Commission File No. 000-15905).

10.18

Loan Agreement among Sovereign Bank, Lazarus Refining & Marketing, LLC, Jonathan Pitts Carroll, Sr., Blue Dolphin Energy Company, Lazarus Energy, LLC, and Lazarus Energy Holdings dated December 4, 2015 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.19

Promissory Note between Lazarus Refining & Marketing, LLC and Sovereign Bank for the principal sum of $10,000,000 dated December 4, 2015 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.20

Security Agreement of Lazarus Refining & Marketing, LLC in favor of Sovereign Bank dated December 4, 2015 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.21

Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Lazarus Refining & Marketing, LLC dated December 4, 2015 (incorporated by reference to Exhibit 10.4 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.22	Absolute Assignment of Leases and Rents dated December 4, 2015 (incorporated by reference to Exhibit 10.6 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.23	Indemnification Agreement dated December 4, 2015 (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.24

Pledge Agreement by Lazarus Energy Holdings, LLC in favor of Sovereign Bank dated December 4, 2015 (incorporated by reference to Exhibit 10.8 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.25	Collateral Assignment of Key Agreements dated December 4, 2015 (incorporated by reference to Exhibit 10.9 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.26

First Amendment to Lazarus Energy, LLC Loan Agreement and Loan Documents dated December 4, 2015 (incorporated by reference to Exhibit 10.10 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.27

First Amendment to Lazarus Energy, LLC Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated December 4, 2015 (incorporated by reference to Exhibit 10.11 filed with Blue Dolphin’s Form 8-K on December 10, 2015, Commission File No. 000-15905).

10.28

Loan and Security Agreement by and between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company dated August 15, 2016 (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905).

10.29

Promissory Note by and between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company dated August 15, 2016 (incorporated by reference to Exhibit 10.2 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905).

10.30

Deed of Trust, Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing for Blue Dolphin Pipe Line Company dated August 15, 2016 (incorporated by reference to Exhibit 10.3 filed with Blue Dolphin’s Form 8-K on August 19, 2016, Commission File No. 000-15905).

10.31

Notice from Veritex Community Bank to Lazarus Energy, LLC, Blue Dolphin Energy Company, Lazarus Refining & Marketing, LLC, Lazarus Energy Holdings, LLC, Lazarus Marine Terminal I, LLC and Jonathan Pitts Carroll, Sr. dated April 30, 2019 (incorporated by reference to Exhibit 10.7 filed with Blue Dolphin’s Form 10-Q on August 14, 2019, Commission File No. 000-15905).

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
December 31, 2025 | Page 65

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

10.43	Payment Agreement dated April 30, 2023 by and between Lazarus Energy, LLC and John H. Kissick. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on May 4, 2023, Commission File No. 000-15905).

10.44	Payment Agreement dated May 9, 2023 by and between Blue Dolphin Pipe Line Company and Lazarus Energy Holdings, LLC. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on May 15, 2023, Commission File No. 000-15905).

10.45	First Amended Forbearance Agreement effective September 30, 2023 among Lazarus Energy LLC, Lazarus Refining & Marketing LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings LLC, Jonathan Carroll, and Veritex Community Bank. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on November 3, 2023, Commission File No. 000-15905).

10.46	Fourth Amended and Restated Operating Agreement effective as of April 1, 2025 by and between Lazarus Energy Holdings, LLC and Blue Dolphin Energy Company and its subsidiaries (incorporated by reference to Exhibit to 10.51 filed with Blue Dolphin's Form 10-K on April 1, 2025, Commission File No. 000-15905).

10.47**	Fifth Amended and Restated Operating Agreement effective as of April 1, 2026 by and between Lazarus Energy Holdings, LLC and Blue Dolphin Energy Company and its subsidiaries.

10.48	Second Amended and Restated Master Services Agreement dated March 1, 2025 between Ingleside Crude, LLC and Lazarus Energy, LLC (incorporated by reference to Exhibit to 10.53 filed with Blue Dolphin's Form 10-K on April 1, 2025, Commission File No. 000-15905).

10.49**	Third Amended and Restated Master Services Agreement dated March 1, 2026 between Ingleside Crude, LLC and Lazarus Energy, LLC.

10.50	Second Amended Forbearance Agreement effective December 29, 2023 among Lazarus Energy, LLC, Lazarus Refining & Marketing, LLC, Blue Dolphin Energy Company, Lazarus Energy Holdings, LLC, Jonathan Carroll, and Veritex Community Bank. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on January 4, 2024, Commission File No. 000-15905).

10.51	Sixth Amendment to Office Lease dated October 30, 2024 and effective September 1, 2024 by and between Blue Dolphin Services Co. and TR 801 Travis LLC. (incorporated by reference to Exhibit 10.1 filed with Blue Dolphin's Form 8-K on November 5, 2024, Commission File No. 000-15905).

10.52	Second Amended and Restated Affiliate Revolving Credit Agreement effective as of June 1, 2025 by and between Lazarus Energy Holdings, LLC and its affiliates and Blue Dolphin Energy Company and its subsidiaries (incorporated by reference to Exhibit 10.1 of Blue Dolphin's Form 10-Q on August 14, 2025, Commission File No. 000-15905).

10.53**	Related Party Netting Agreement effective as of December 15, 2025 by and between Lazarus Energy Holdings, LLC and Lazarus Energy, LLC.

10.54	Amended and Restated Loan and Security Agreement amended March 1, 2025 between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company (incorporated by reference to Exhibit to 10.54 filed with Blue Dolphin's Form 10-K on April 1, 2025, Commission File No. 000-15905).

10.55	Amended Promissory Note amended March 1, 2025 between Lazarus Energy Holdings, LLC and Blue Dolphin Pipe Line Company (incorporated by reference to Exhibit to 10.55 filed with Blue Dolphin's Form 10-K on April 1, 2025, Commission File No. 000-15905).

14.1

Code of Ethics applicable to the Chairman, Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 filed with Blue Dolphin’s Form 10-KSB on March 25, 2005, Commission File No. 000-15905).

19.01	Insider Trading Policy of Blue Dolphin Energy Company (incorporated by reference to Exhibit to 97.02 filed with Blue Dolphin's Form 10-K on April 1, 2025, Commission File No. 000-15905).

21.1**	List of Subsidiaries of Blue Dolphin.

23.1**	Consent of UHY LLP.

31.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Jonathan P. Carroll Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Bryce D. Klug Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Blue Dolphin Energy Company
December 31, 2025 | Page 66

Exhibit Index (Continued)

97.01	Clawback Policy of Blue Dolphin Energy Company (incorporated by reference to Exhibit to 97.01 filed with Blue Dolphin's Form 10-K on April 1, 2025, Commission File No. 000-15905).

99.1

Amended and Restated Audit Committee Charter as reviewed by the Board of Directors of Blue Dolphin on May 6, 2024 (incorporated by reference to Appendix A filed with Blue Dolphin's Proxy Statement on Form DEF 14A on June 4, 2024, Commission File No. 000-15905).

99.2	Amended and Restated Compensation Committee Charter as reviewed by the Board of Directors of Blue Dolphin on May 6, 2024 (incorporated by reference to Appendix B filed with Blue Dolphin's Proxy Statement on Form DEF 14A on June 4, 2024, Commission File No. 000-15905).

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Management Compensation Plan.

**   Filed herewith.

***  Submitted electronically herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Blue Dolphin Energy Company
December 31, 2025 | Page 67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

March 31, 2026	By:	/s/ JONATHAN P. CARROLL
Jonathan P. Carroll Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)

	By:	/s/ BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. CARROLL
Jonathan P. Carroll	Chairman of the Board, Chief Executive Officer, President, Assistant Treasurer and Secretary (Principal Executive Officer)	March 31, 2026

/s/ BRYCE D. KLUG	Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 31, 2026
Bryce D. Klug

/s/ RYAN A. BAILEY
Ryan A. Bailey	Director	March 31, 2026

/s/ AMITAV MISRA
Amitav Misra	Director	March 31, 2026

/s/ CHRISTOPHER T. MORRIS
Christopher T. Morris	Director	March 31, 2026

/s/ HERBERT N. WHITNEY
Herbert N. Whitney	Director	March 31, 2026

Blue Dolphin Energy Company
December 31, 2025 | Page 68