Form 10-Q
period 2026-03-31
BLUE DOLPHIN ENERGY CO
filed 2026-05-15
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock, par value $0.01 per share, outstanding at May 15, 2026: 14,921,968

Blue Dolphin Energy Company
March 31, 2026 | Page 2

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and LEH and its affiliates (including LMT and LTRI). Together, Jonathan Carroll and LEH owned 84.9% of the Common Stock as of the filing date of this report.

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
March 31, 2026 | Page 3

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

Huntington. Huntington Bank.

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
March 31, 2026 | Page 4

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

Lazarus Capital.  Lazarus Capital, LLC, an affiliate of Jonathan Carroll.

LE.  Lazarus Energy, LLC, a wholly owned subsidiary of Blue Dolphin.

LEH.  Lazarus Energy Holdings, LLC, an affiliate of Jonathan Carroll and controlling shareholder of Blue Dolphin as of the date filing of this report.

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
March 31, 2026 | Page 5

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

Working Interest. The percent ownership interest in offshore oil and gas assets.

WSJ Prime rate.  The base rate on corporate loans posted by at least 70% of the ten largest U.S. banks as published by the Wall Street Journal.  Effective December 11, 2025, the WSJ Prime rate decreased to 6.75%.

XBRL.  eXtensible Business Reporting Language.

Yield.  The percentage of refined products that is produced from crude oil and other feedstocks.

Blue Dolphin Energy Company
March 31, 2026 | Page 6

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

● Industry technological developments, including AI, that outpace our ability to keep up.

● Use of NOL carryforwards to offset future taxable income for U.S. federal income tax purposes, which is subject to limitation.

● Variable interest rates on certain of our debt.

Downstream and Midstream Operations

● Commodity price and refined product demand volatility, which can adversely affect our gross margins.

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

● Uncertainty regarding the impact of current and future sanctions (including tariffs) imposed by governments, including the U.S., and other authorities in response to economic and geopolitical tensions, including most recently in Iran.

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

● The lack of dividend payments.

See also the risk factors described in greater detail under “Item 1A.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC and elsewhere in our subsequent quarterly and periodic reports, including this report.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events, or otherwise.

Unless the context otherwise requires, references in this report to “Blue Dolphin,” “we,” “us,” “our,” or “ours” refer to Blue Dolphin Energy Company, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Blue Dolphin Energy Company
March 31, 2026 | Page 7

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2026	2025
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$401	$1,010
Restricted cash, current	1,000	1,000
Accounts receivable, net	6,190	276
Accounts receivable, related party	20,780	8,068
Prepaid expenses and other current assets	1,727	2,735
Deposits	185	185
Inventory	37,719	30,892
Total current assets	68,002	44,166

LONG-TERM ASSETS
Total property and equipment, net	49,284	50,012
Operating lease right-of-use assets, net	121	191
Surety bonds	350	350
Deferred tax assets, net	1,193	4,353
Total long-term assets	50,948	54,906

TOTAL ASSETS	$118,950	$99,072

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$31,111	$31,830
Line of credit, related party	9,847	9,847
Long-term debt, related party, current portion	2,810	2,731
Interest payable	156	169
Interest payable, related party	68	24
Accounts payable	19,211	12,263
Accounts payable, related party	194	-
Current portion of lease liabilities	147	217
Income taxes payable	727	56
Asset retirement obligations, current portion	6,025	6,025
Accrued expenses and other current liabilities	4,159	5,406
Total current liabilities	74,455	68,568

LONG-TERM LIABILITIES
Long-term debt, net of current portion (in default)	2,403	2,410
Long-term debt, related party, net of current portion	-	732
Total long-term liabilities	2,403	3,142

TOTAL LIABILITIES	76,858	71,710

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively) (1)	149	149
Additional paid-in capital	39,758	39,758
Retained earnings (deficit)	2,185	(12,545)
TOTAL STOCKHOLDERS' EQUITY	42,092	27,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,950	$99,072

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2026 | Page 8

Financial Statements (Continued)

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$80,725	$82,868
Tolling and terminaling	765	824
Total revenue from operations	81,490	83,692

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	57,229	74,576
Other conversion costs	2,934	2,281
Tolling and terminaling costs	112	122
Depreciation and amortization	645	640
Total cost of goods sold	60,920	77,619
Other operating costs (gain)
LEH operating fee, related party	233	182
Other operating expenses	161	119
General and administrative expenses	1,172	1,355
Gain on regulatory settlement	(1,013)	-
Depreciation and amortization	74	74
Total cost of operations	61,547	79,349

Income from operations	19,943	4,343

OTHER EXPENSE
Interest and other expense	(1,382)	(1,464)
Total other expense	(1,382)	(1,464)

Income before income taxes	18,561	2,879

Income tax benefit (expense)	(3,831)	(635)

Net income	$14,730	$2,244

Income per common share:
Basic	$0.99	$0.15
Diluted	$0.99	$0.15

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968
Diluted	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2026 | Page 9

Financial Statements (Continued)

Consolidated Statements of Stockholders ’ Equity (Deficit) (Unaudited)

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2024	14,921,968	$149	$39,758	$(6,944)	$32,963

Net income	-	-	-	2,244	2,244

Balance at March 31, 2025	14,921,968	$149	$39,758	$(4,700)	$35,207

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2025	14,921,968	$149	$39,758	$(12,545)	$27,362

Net income	-	-	-	14,730	14,730

Balance at March 31, 2026	14,921,968	$149	$39,758	$2,185	$42,092

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2026 | Page 10

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
OPERATING ACTIVITIES
Net income	$14,730	$2,244
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	719	714
Deferred income tax	3,160	528
Amortization of debt issue costs	51	51
Changes in operating assets and liabilities
Accounts receivable	(5,914)	524
Accounts receivable, related party	(12,712)	(3,065)
Prepaid expenses and other current assets	1,008	1,083
Inventory	(6,827)	(2,115)
Accounts payable, accrued expenses and other liabilities	6,422	(1,691)
Accounts payable, related party	194	-
Net cash provided by (used) in operating activities	831	(1,727)

INVESTING ACTIVITIES
Capital expenditures	(11)	-
Net cash used in investing activities	(11)	-

FINANCING ACTIVITIES
Payments on debt principal	(776)	(2,118)
Proceeds from related-party debt	-	5,055
Payments on third party debt principal	(653)	-
Net cash provided by (used in) financing activities	(1,429)	2,937
Net change in cash, cash equivalents, and restricted cash	(609)	1,210

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,010	1,081
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,401	$2,291

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via long-term note	$-	$139
Interest paid	$745	$996

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
March 31, 2026 | Page 11

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

Assets are organized into two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive working interests in offshore oil and gas assets), and BDSC (administrative services).  See “Note (4)” to our consolidated financial statements for more information about our business segments.

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Blue Dolphin, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.9% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Working Capital . As of March 31, 2026  and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern. Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

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

We derived the consolidated balance sheet as of  December 31, 2025 from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2025 as filed with the SEC. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or for any other period.

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
March 31, 2026 | Page 12

Notes to Consolidated Financial Statements (Continued)

Use of Estimates .
The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of   March 31, 2026  and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Cash, Cash Equivalents, and Restricted Cash . Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current and restricted cash, noncurrent at March 31, 2026 and December 31, 2025 , if any, reflected amounts held in a payment reserve account with Huntington as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (9)" to our consolidated financial statements for additional disclosures associated with covenants related to our secured loan agreements with related parties and third parties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$401	$1,010
Restricted cash, current	1,000	1,000
	$1,401	$2,010

Accounts Receivable and Allowance for Credit Losses. Accounts receivables are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer's account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had no allowance for credit losses at  March 31, 2026 and December 31, 2025, respectively.

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt. As of March 31, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The fair value of our debt was $47.6  million and  $49.1 million at March 31, 2026 and December 31, 2025 , respectively.

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
March 31, 2026 | Page 13

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

New Accounting Standards and Disclosures

New Pronouncements Adopted .  During the  three months ended March 31, 2026 we did not adopt any ASUs.

Blue Dolphin Energy Company
March 31, 2026 | Page 14

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

Affiliate Agreements.

Financial and Operating Agreements. Blue Dolphin and certain of its subsidiaries are currently parties to the following financial and operating agreements with Affiliates:

Agreement / Transaction	Parties	Effective Date	Key Terms
Fifth Amended and Restated Operating Agreement	Blue Dolphin and subsidiaries LEH	04/01/2026

For LEH operation and management of all Blue Dolphin's assets; 1-year term; expires 04/01/2027 or notice by either party at any time of material breach or 90 days Board notice; LEH receives a management fee of 5% of all consolidated operating costs of Blue Dolphin and its subsidiaries, excluding crude costs, depreciation, amortization and interest; LEH-provided services include personnel serving in a variety of capacities across all Blue Dolphin entities, including, but not limited to corporate executives such as the principal executive officer and principal financial and accounting officer; as a result, Blue Dolphin and its subsidiaries have no employees for reporting purposes; all personnel are employed and  paid by LEH.

Amended and Restated Jet Fuel Sales Agreement	LE LEH	04/01/2023	Jet fuel sales by LE to LEH; 1-year automatic renewals; LEH lifts the jet fuel from LE as needed and sells it to the DLA under preferential pricing terms due to LEH's HUBZone certification.
NPS Terminal Services Agreement	NPS LEH	11/01/2022	LEH pays NPS a tank rental fee of $ 0.2 million per month to store jet fuel at the Nixon facility; 1-year term; either party may cancel upon 60 days' prior written notice.
Third Amended and Restated Master Services Agreement	LE Ingleside	03/01/2026	For storage of LE products intended for customer receipt by barge; LE pays Ingleside a tank rental fee of $ 0.1 million per month; the agreement expires 03/01/2027.
LE Amended and Restated Guaranty Fee Agreement	LE Jonathan Carroll	01/01/2023

Relates to payoff of LE $ 25.0 million Huntington loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the LE Term Loan Due 2034.

NPS Guaranty Fee Agreement	NPS Jonathan Carroll	01/01/2023

Relates to payoff of NPS $ 10.0 million GNCU loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the NPS Term Loan Due 2031.

LRM Amended and Restated Guaranty Fee Agreement	LRM Jonathan Carroll	01/01/2023

Relates to payoff of LRM $ 10.0 million Huntington loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal owed under the LRM Term Loan Due 2034.

Blue Dolphin Guaranty Fee Agreement	Blue Dolphin Jonathan Carroll	01/01/2023

Relates to payoff of Blue Dolphin $ 2.0 million SBA loan; as consideration for providing his personal guarantee, Jonathan Carroll receives a cash fee equal to 2.00% per annum of outstanding principal balance owed under the Blue Dolphin Term Loan Due 2051.

Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent is approximately $0.003 million per month.
Ground Lease Agreement	LEH NPS	07/01/2025	LEH pays NPS a ground storage fee of $0.015 million per month to store equipment at the Nixon facility; month-to-month basis to end with a 30 days' notice of cancellation.

Blue Dolphin Energy Company
March 31, 2026 | Page 15

Notes to Consolidated Financial Statements (Continued)

Debt Agreements. Blue Dolphin and certain subsidiaries are parties to the following debt agreements with Affiliates:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15 maximum	April 2027	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0	April 2027	$0.25	12.00%	Working capital
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

	March 31,	December 31,
	2026	2025
	(in thousands)

Current assets
Accounts receivable, related party	$20,780	$8,068
Current liabilities
Accounts payable, related party	194	-

Accounts receivable, related party at  March 31, 2026 reflected amounts owed by LEH to LE under the Amended and Restated Jet Fuel Sales Agreement.

Related-Party Debt. We reflect the amounts owed by Blue Dolphin and its subsidiaries to Affiliates under debt agreements on our consolidated balance sheets within line of credit, related party, long-term debt, related party and interest payable, related party.  Related-party debt as of the dates indicated was as follows:

	March 31,	December 31
	2026	2025
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$2,810	$3,463
Line of credit, related party	9,847	9,847
LEH Total	12,657	13,310

Less: Long-term debt, related party, current portion	(2,810)	(2,731)
Less: Line of credit, related party	(9,847)	(9,847)
Long-term debt, related party, net of current portion	$-	$732

Blue Dolphin Energy Company
March 31, 2026 | Page 16

Notes to Consolidated Financial Statements (Continued)

Related-party accrued interest associated with long-term debt and line of credit, related party, as of the dates indicated was as follows:

	March 31,	December 31
	2026	2025
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$-	$17
Jonathan Carroll
Guaranty fee agreements	68	7
	68	24

Less: Interest payable, related party - current portion	(68)	(24)
Long-term interest payable, related party, net of current portion	$-	$-

Consolidated Statements of Income.

Total revenue from operations. Revenue from Affiliates under the Amended and Restated Jet Fuel Sales Agreement and the NPS Terminal Services Agreement as of the dates indicated was as follows:

	Three Months Ended March 31,
	2026		2025
	(in thousands, except percent amounts)
Refinery operations
LEH	$34,579	42.4%	$24,948	29.8%
Third-Parties	46,146	56.6%	57,920	69.2%
Tolling and terminaling
LEH	585	0.7%	540	0.6%
Third-Parties	180	0.2%	284	0.3%
	$81,490	100.0%	$83,692	100.0%

Interest expense. Interest expense associated with guaranty fee agreements and a debt agreement with Affiliates as of the dates indicated was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$87	$93
Tied to NPS Term Loan Due 2031	42	39
Tied to Second Term Loan Due 2034	36	46
Tied to Blue Dolphin Term Loan Due 2051	10	10
LEH
Amended and Restated BDPL-LEH Loan Agreement	80	106
Second Amended and Restated Affiliate Revolving Credit Agreement	205	119
	$460	$413

Other. BDSC received income from LEH under the office sub-lease agreement totaling $ 0.02 million for both the three months ended March 31, 2026 and 2025. NPS received lease income from LEH under the ground lease agreement totaling $0.1 million and $0.0 million for three months ended March 31, 2026 and 2025.

Blue Dolphin Energy Company
March 31, 2026 | Page 17

Notes to Consolidated Financial Statements (Continued)

The LEH operating fee, related party under the Fifth Amended and Restated Operating Agreement totaled $0.2 million and  $0.2 million for the  three months ended March 31, 2026 and 2025, respectively.

Lease expense associated with the Third Amended and Restated Master Services Agreement (as discussed elsewhere within this "Note (3)" and in "Note (12)" to our consolidated financial statements) totaled $0.3 million for both the  three months ended March 31, 2026 and 2025.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances.

	March 31,	December 31,
	2026	2025
	(in thousands)

Accounts receivable (including related-party), beginning January 1st, of period	$8,344	$5,960
Accounts receivable (including related-party), end of period	26,970	8,344

Unearned revenue, beginning January 1st, of period	$780	$2,727
Unearned revenue, end of period	784	780

Segment Information.

Blue Dolphin Energy Company
March 31, 2026 | Page 18

Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	March 31,
	2026					2025
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination	Consolidated
	(in thousands)

Segment revenue	$80,725	$1,332	$-	$(567)	$81,490	$82,868	$1,391	$-	$(567)	$83,692

Crude oil, fuel use, and chemicals	57,229	-	-	-	57,229	74,576	-	-	-	74,576
Other conversion costs	3,501	-	-	(567)	2,934	2,848	-	-	(567)	2,281
Tolling and terminaling costs	-	112	-	-	112	-	122	-	-	122
Depreciation and amortization	498	147	-	-	645	298	342	-	-	640
Total costs of goods sold	61,228	259	-	(567)	60,920	77,722	464	-	(567)	77,619

LEH operating fee, related party	233	-	-	-	233	182	-	-	-	182
General and administrative expenses	1,172	-	-	-	1,172	339	88	928	-	1,355
Gain on regulatory settlement	-	-	(1,013)	-	(1,013)	-	-	-	-	-
Other operating expenses(2)	-	-	161	-	161	-	-	119	-	119
Depreciation and amortization	-	-	74	-	74	-	-	74	-	74
Interest, net	854	414	114	-	1,382	836	477	151	-	1,464
Total costs and expenses	63,487	673	(664)	(567)	62,929	79,079	1,029	1,272	(567)	80,813

Income (loss) before income taxes	17,238	659	664	-	18,561	3,789	362	(1,272)	-	2,879

Income tax expense	-	-	(3,831)	-	(3,831)	-	-	(635)	-	(635)

Net income (loss)	$17,238	$659	$(3,167)	$-	$14,730	$3,789	$362	$(1,907)	$-	$2,244

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

Blue Dolphin Energy Company
March 31, 2026 | Page 19

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Capital expenditures
Refinery operations (1)	$11	$139
Total capital expenditures	$11	$139
(1)	$0.1 million of the capital expenditures were vendor financed for the three months ended March 31, 2025.

	March 31,	December 31,
	2026	2025
	(in thousands)
Identifiable assets
Refinery operations	$99,816	$78,150
Tolling and terminaling	16,044	16,017
Corporate and other	3,090	4,905
Total identifiable assets	$118,950	$99,072

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2026	2025
	(in thousands)

Prepaid insurance	$495	$1,441
Surety bonds, current portion	905	905
Other prepaids	327	389
	$1,727	$2,735

Blue Dolphin Energy Company
March 31, 2026 | Page 20

Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2026	2025
	(in thousands)

HOBM	$19,269	$21,212
Naphtha	15,446	5,814
Jet fuel	2,082	3,378
Crude oil and condensate	322	186
Chemicals	158	184
AGO	393	87
Propane	27	24
LPG mix	22	7
	$37,719	$30,892

We incurred an inventory impairment expense of $0.1 million and $0.3 million for the three months ended  March 31, 2026 and 2025.

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2026	2025
	(in thousands)

Refinery and facilities	$72,776	$72,776
Land	566	566
Other property and equipment	1,107	1,061
	74,449	74,403

Less: Accumulated depreciation and amortization	(28,753)	(28,109)
	45,696	46,294

Construction in progress	3,588	3,718
	$49,284	$50,012

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	March 31,	December 31
	2026	2025
	(in thousands)

Accrued fines and penalties	$2,242	$3,255
Insurance	251	733
Unearned revenue from contracts with customers	784	780
Taxes payable	288	60
Other payable	243	302
Customer deposits	163	151
Board of director fees payable	188	125
	$4,159	$5,406

Blue Dolphin Energy Company
March 31, 2026 | Page 21

Notes to Consolidated Financial Statements (Continued)

(9)	Third-Party Long-Term Debt

Debt Agreements.  Blue Dolphin and certain subsidiaries are currently parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Huntington Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Huntington
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Huntington
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2031 (5)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Huntington are subject to certain financial and non-financial covenants. As of March 31, 2026, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034. With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Huntington. At March 31, 2026 and December 31, 2025 restricted cash totaled $1.0 million.

(2)	As of March 31, 2026 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.
(3)	Original principal amount was $0.5 million; the loan was modified to increase the principal amount by $1.5 million effective in February 2022. Loan is not forgivable.
(4)	Loan is not forgivable.
(5)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Blue Dolphin Energy Company
March 31, 2026 | Page 22

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Third-party long-term debt, including outstanding original principal, as of the dates indicated, was as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$17,191	$17,532
LRM Term Loan Due 2034 (in default)	7,195	7,326
GNCU Loan
NPS Term Loan Due 2031 (in default)	8,195	8,495
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2031	123	127
	35,004	35,780

Less: Long-term debt, net, current portion	(31,111)	(31,830)
Less: Unamortized debt issue costs	(1,490)	(1,540)
	$2,403	$2,410

Unamortized debt issue costs associated with the Huntington and GNCU loans, as of the dates indicated, consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,682)	(1,632)
	$1,490	$1,540

Amortization expense was less than $0.1 million for each of the three months ended March 31, 2026 and 2025.

Blue Dolphin Energy Company
March 31, 2026 | Page 23

Notes to Consolidated Financial Statements (Continued)

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)

SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	$41	$51
LE Term Loan Due 2050	4	5
NPS Term Loan Due 2050	4	5
Huntington Loans
LE Term Loan Due 2034 (in default)	40	41
LRM Term Loan Due 2034 (in default)	52	52
GNCU Loan
NPS Term Loan Due 2031 (in default)	15	15
	156	169
Less: Accrued interest payable, current portion	(156)	(169)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  March 31, 2026 and December 31, 2025 due to being in default.

Defaults.

As of March 31, 2026 and  December 31, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE, LRM, or NPS will be able to refinance or restructure the debt, or (iii) third parties will provide future forbearances or default waivers, particularly if the banks with whom we have relationships fail. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our business, the trading price of our Common Stock, and on the value of an investment in our Common Stock, and holders of our Common Stock could lose their investment in our Common Stock in its entirety. If the debt associated with secured loan agreements is accelerated and we are unable to refinance or restructure the debt or obtain default waivers, we may have to consider other options, including selling assets, raising additional debt or equity capital, cutting costs, reducing cash requirements, filing bankruptcy, or ceasing operating. See “Notes (3) and (9)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with  third parties and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company
March 31, 2026 | Page 24

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

		●	Substantially all assets
GNCU Loan
NPS Term Loan Due 2031 (in default)	● USDA	●	Deed of trust lien on approximately 56 acres of land and improvements owned by LE
	● Jonathan Carroll(1)	●	Leasehold deed of trust lien on certain property leased by NPS from LE
	● Affiliate cross-guarantees	●	Assignment of leases and rents and certain personal property
SBA EIDL
BDEC Term Loan Due 2051	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
LE Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
NPS Term Loan Due 2050	---	●	Business assets (e.g., machinery and equipment, furniture, fixtures, etc.)
Equipment Loan Due 2031	---	●	First priority security interest in the equipment (mobile offices)
(1)	Huntington required Jonathan Carroll to personally guarantee repayment of borrowed funds and accrued interest.

Representations,  Warranties, and Covenants. The First Term Loan Due  2034, Second Term Loan Due  2034, NPS Term Loan Due  2031, BDEC Term Loan Due  2051, LE Term Loan Due  2050, and NPS Term Loan Due  2050 contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for bank facilities of these types.  Specifically, The First Term Loan Due 2034 and Second Term Loan Due  2034 contain quarterly debt service coverage, total combined current assets, total combined current liabilities, and total combined debt ratios and annual current and debt to net worth ratios. The First Term Loan Due  2034 also requires that a $1.0 million payment reserve account be maintained. The NPS Term Loan Due 2031 requires NPS to have an active deposit account with the lender, provide standalone audited financial statements for NPS, a wholly owned subsidiary, and meet annual maintenance of debt service coverage and current ratios. There are  no covenants associated with BDEC Term Loan Due  2051, LE Term Loan Due  2050, NPS Term Loan Due  2050, and the Equipment Loan Due 2031.

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
March 31, 2026 | Page 25

Notes to Consolidated Financial Statements (Continued)

Pipelines and Facilities and Oil and Gas Properties. We have AROs associated with decommissioning our pipelines and facilities assets, as well as for plugging and abandoning our oil and gas assets. We recorded a liability for the fair value of an ARO at the time the asset was installed or placed in service. From time to time we adjust the liability due to changes in estimates or the timing of decommissioning the assets. ARO liability as of the dates indicated was as follows:

	March 31,	December 31
	2026	2025
	(in thousands)

AROs, at the beginning of the period	$6,025	$2,999
Liabilities settled	-	-
Changes in estimate	-	3,026
	6,025	6,025
Less: AROs, current portion	6,025	6,025
Long-term AROs, at the end of the period	$-	$-

BDPL's ARO estimate was  $6.0 million and $6.0 million related to decommissioning our pipeline and facilities assets at  March 31, 2026 and December 31, 2025, respectively. During the twelve months ended  December 31, 2025, we determined that the estimated future cost of decommissioning these assets changed, and as a result, we recorded a $3.0 million increase in our ARO liability. This increase resulted in a $3.0 million ARO asset impairment.

See "Note (14)" for additional disclosures related to our pipelines and facilities assets.

(11)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.02 million for both the  three months ended March 31, 2026 and 2025, respectively. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

Tank Lease. LE leases tanks from Ingleside under the Third Amended and Restated Master Services Agreement. Lease expense associated with the Third Amended and Restated Master Services Agreement totaled $0.3 million for both the  three months ended March 31, 2026 and 2025, respectively.  Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Third Amended and Restated Master Services Agreement.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		March 31,	December 31
	Balance Sheet Location	2026	2025
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$497	$497
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(376)	(306)

Total lease assets		121	191

Liabilities
Current
Operating lease	Current portion of lease liabilities	147	217

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$147	$217

Blue Dolphin Energy Company
March 31, 2026 | Page 26

Notes to Consolidated Financial Statements (Continued)

Weighted average remaining lease term in years
Operating lease	0.42
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)

Operating lease costs	$74	$64
Short-term lease expense, related party	300	300
Total lease cost	$374	$364

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$75	$72

As of March 31, 2026, maturities of lease liabilities and future minimum annual lease commitments that are non-cancelable for the periods indicated was as follows:

March 31,	Operating Lease
(in thousands)

2025	$147
2026	-
$147

Blue Dolphin Energy Company
March 31, 2026 | Page 27

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

Tax Provision. The provision for income tax expense for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Current
Federal	$(518)	$(69)
State	(153)	(38)
Deferred
Federal	(3,160)	(528)
Total provision for income taxes	$(3,831)	$(635)

We record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. Furthermore, none of our federal and state income tax returns are currently under examination by the IRS or state authorities. As of March 31, 2026, years 2022 and later remain subject to examination by the IRS and years 2021 and later remain subject to examination by the State of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

U.S. GAAP treats Texas franchise tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$4,432	$6,668
Business interest expense	3,776	4,719
Start-up costs (crude oil and condensate processing facility)	63	85
ARO liability/deferred revenue	1,265	1,265
Other	88	82
Total deferred tax assets	9,624	12,819

Deferred tax liabilities:
Basis differences in property and equipment	(8,431)	(8,466)

Deferred tax assets, net	$1,193	$4,353

Blue Dolphin Energy Company
March 31, 2026 | Page 28

Notes to Consolidated Financial Statements (Continued)

Deferred Income Taxes. Balances for deferred income tax represent the effects of temporary differences between carrying amounts and the actual income tax basis of our assets and liabilities; the balances also reflect NOL and business interest carryforwards. We record the balances based on tax rates we expect to be in effect when paid. NOL and business interest carryforwards and deferred tax assets represent amounts available to reduce future taxable income.

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a  50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards.  We recorded no valuation allowance against our deferred tax assets as of  March 31, 2026 and December 31, 2025.

At  March 31, 2026, there were no uncertain tax positions for which a reserve or liability was necessary.

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

NOL carryforwards that remained available for future use for the periods indicated was as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2024	$3,871	$28,374	$32,245

Net operating losses used and expired	(494)	-	(494)

Balance at December 31, 2025	$3,377	$28,374	$31,751

Net operating losses used and expired	(783)	(9,871)	(10,654)

Balance at March 31, 2026	$2,594	$18,503	$21,097

Blue Dolphin Energy Company
March 31, 2026 | Page 29

Notes to Consolidated Financial Statements (Continued)

(13)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands,
	except share and per share amounts)

Net income (loss)	$14,730	$2,244

Basic and diluted earnings (loss) per share	$0.99	$0.15
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968

Diluted EPS for the three and three months ended March 31, 2026 and 2025 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

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

Fifth Amended and Restated Operating Agreement. See “Note (3)” to our consolidated financial statements for additional disclosures related to operation and management of all Blue Dolphin assets by an Affiliate under the Fifth Amended and Restated Operating Agreement and modifications to this agreement.

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

Blue Dolphin Energy Company
March 31, 2026 | Page 30

Notes to Consolidated Financial Statements (Continued)

Contingencies - Supplier Dispute

The Company is disputing certain balances owed under its crude supply agreement.  As of  March 31, 2026, the Company has recorded an accounts payable balance of $18.0 million related to this supplier. The supplier has asserted that additional amounts are due; however, the Company disputes these claims.  The matter primarily relates to pricing terms, and discussions with the supplier are ongoing.  The Company has evaluated this matter in accordance with Accounting Standards Codification Topic 450, Contingencies. Based on the information currently available, management believes that the likelihood of loss in excess of amounts recorded ranges from remote to reasonably possible. Accordingly, no additional accrual has been recorded.  While the Company does not believe a loss is probable, it is reasonably possible that a loss of up to approximately $3.4 million could be incurred. The Company is unable to estimate a more precise range of potential loss at this time. The ultimate resolution of this matter  may differ from the amounts currently recorded, and such differences could have a material effect on the Company’s financial position, results of operations, or cash flows in the period in which the matter is resolved.

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

Resolved Matters.

TCEQ Final Agreed Order. In February 2025, TCEQ approved a final agreed order between the agency and LRM in which: (i) the TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and (ii) LRM accepted a final penalty amount of approximately $0.4 million. LRM is paying the penalty in monthly installments over a three-year period.  In June 2025, LRM submitted a third-party prepared Site Investigation Report to the TCEQ as required under the final agreed order.  In February 2026, the TCEQ requested additional assessment activities by LRM following review of the Site Investigation Report. LRM has 120 days (until June 6, 2026) to comply with the TCEQ's February 2026 letter request.

Unresolved Matters

Supplemental Pipeline Bonds. To cover the obligations of such lessees and grant holders, BOEM evaluates an operator's or grant holder's financial ability to carry out present and future work obligations to determine whether the operator must provide additional security beyond minimum bonding requirements. Such obligations include the cost of decommissioning platforms and pipelines at the end of production or service activities. Once decommissioning work has been completed, the collateral backing the financial assurance is released by BOEM. In March 2018, BOEM ordered BDPL to provide an additional financial assurance totaling approximately $5.7 million for five existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right of way that failed to comply.  BDPL appealed the INCs. In August 2025, the IBLA issued an order dismissing the appeal.  In its order, the IBLA clarified that BDPL's appeal was dismissed on the basis that: (i) one of the pipeline rights-of-way (ROW OCS-G 19655, HI A-173) was already decommissioned, and (ii) for the other four rights-of-way, BDPL should have challenged the March 2018 BOEM order, not the INCs issued due to BDPL's non-compliance with the March 2018 BOEM order (i.e., the doctrine of administrative finality). There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of  March 31, 2026 and December 31, 2025. At both  March 31, 2026 and December 31, 2025, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to BOEM through RLI Corp.

Blue Dolphin Energy Company
March 31, 2026 | Page 31

Notes to Consolidated Financial Statements (Continued)

Offshore Platform Inspections, Decommissioning Obligations, INCs, and Civil Penalties. Until decommissioning, BSEE, PHMSA, and the U.S. Coast Guard, as applicable, require lessees and grant holders to inspect and maintain platforms and other structures in accordance with regulatory requirements.

Platform Inspection Obligation.  We are required by BSEE and the U.S. Coast Guard to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. On April 9, 2025, BSEE issued BDPL and INC for failing to conduct required pollution inspections at the prescribed or approved intervals during the months of September 2024 and March 2025. BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025.  On January 7, 2026, BSEE issued BDPL an INC for failing to perform a Level 3 inspection on the GA-288C platform.  On January 26, 2026 BDPL requested an extension from BSEE. On February 2, 2026, BSEE granted BDPL's extension request to July 31, 2026.

Decommissioning Obligations. BSEE mandated that BDPL's pipelines and facilities assets, including its platform, offshore in federal waters, be decommissioned due to their extended period of inactivity. Beginning in mid-2025, management used a third-party consultant to conduct a request for bid process to decommission BDPL's offshore assets. In October 2025, the consultant completed its review, which resulted in final project bids that were double what management expected. As a result, management increased Blue Dolphin's ARO liability by $3.0 million at September 30, 2025. Management is currently working with the consultant to fulfill BDPL's decommissioning obligations to BSEE, PHMSA, and the USACOE related to its offshore assets in federal waters. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to issue INCs or impose civil penalties. At  March 31, 2026 , we accrued $2.2 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties.

BSEE INCs and Civil Penalties. BDPL has outstanding INCs issued from BSEE related to its GA-288C platform, PSN 8437, PSN 13101, and PSN 15635. In addition, BDPL has two open civil penalties with the agency (Civil Penalty G-2024-054 and Civil Penalty G-2024-056). In April 2026, BSEE and BDPL reached a settlement agreement regarding the outstanding BSEE INCs and the two BSEE civil penalties (the "BSEE Settlement Agreement"). The confidential BSEE Settlement Agreement requires specific payment and performance obligations on the part of BDPL. In April 2026, BSEE and BDPL reached a settlement agreement regarding the outstanding BSEE INCs and the two BSEE civil penalties (the "BSEE Settlement Agreement"). The confidential BSEE Settlement Agreement requires specific payment and performance obligation on the part of BDPL. During the three months ended  March 31, 2026, we reversed a portion of the previous accrual for penalties associated with these matters in Gain on regulatory settlement.

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

There can be no assurance that BDPL will be able to meet the required payment requirements, complete the anticipated decommissioning work, or correctly predict the outcome of the BSEE INCs or civil penalties. If BDPL is unable to perform its obligations under the BSEE Settlement Agreement as intended, BSEE may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

Blue Dolphin Energy Company
March 31, 2026 | Page 32

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, as well as significant trends that may affect future performance.  All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain.  See "Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.  You should read the following discussion together with the financial statements and the related notes included elsewhere in this report, as well as with the business strategy, risk factors, and financial statements and related notes included thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 84.9% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Business Operations Update

During the first quarter of 2026, gross profits were $14.4 million more favorable as compared to to the first quarter of 2025. Blue Dolphin's net income increased to $14.7 million, or $0.99 per share, for the three months ended March 31, 2026 compared to net income of $2.2 million, or $0.15 per share, for the three months ended March 31, 2025.

Our full operating results for the three months ended March 31, 2026 and March 31, 2025, including results by segment, can be found within ‘Results of Operations.’

General Trends and Outlook

Uncertainties remain surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and continued escalations in the Middle East). In addition, global crude oil and refined product markets have experienced significant volatility in 2026 due to the geopolitical instability in the Middle East, including the ongoing conflict involving Iran and resulting disruptions to maritime transit through the Strait of Hormuz. We do not operate or own assets in Russia, Ukraine, or the Middle East. However, the extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. While it is difficult to predict the ultimate economic impacts of these factors on our operations, below are key factors that impacted our results of operations so far in 2026 and will likely impact our results of operations for the rest of 2026:

●	Light crude oil commodity pricing and demand.

Blue Dolphin Energy Company
March 31, 2026 | Page 33

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

Liquidity and Access to Capital Markets

We continue efforts to improve our balance sheet and continue to engage with potential lenders to obtain additional funding to refinance and restructure our debt. There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all, or refinance existing debt. If we are unable to refinance or restructure our debt, certain of which is currently in default or waive defaults and lenders exercise their rights with respect to the debt, we may not, in the short term, be able to purchase crude oil and condensate or meet debt payment obligations. In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

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

Business Strategy and Accomplishments

We have outlined the below strategic business objectives to improve our financial profile.  These objectives are modified, as necessary, to reflect changing economic conditions and other circumstances.

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

Blue Dolphin Energy Company
March 31, 2026 | Page 34

Management’s Discussion and Analysis (Continued)

Optimize Existing Asset Base. During the three months ended March 31, 2026, the Nixon facility experienced 6 days of downtime, which relates to 4 days of maintenance and repairs 1 day of inventory management and 1 day of utility failure. Comparatively, the Nixon facility experienced 1 day of downtime for the three months ended March 31, 2025, which related to maintenance and repairs.

Improve Operational Efficiencies. During the three months ended March 31, 2026 we optimized the efficiency of the Nixon refinery's flare gas monitoring system. Improvements to the flare gas system will reduce greenhouse gas emissions, optimize combustion efficiency, and enhance safety.

Seize Market Opportunities. Management continues to review renewable energy growth opportunities with potential commercial partners. Although the One Big Beautiful Bill Act under the Trump Administration dismantled Biden-era renewable energy incentives, cancelled loan guarantees, froze grants, and repealed tax credits, the evolving policy environment is creating new opportunities. Management will continue to seek ways to leverage our existing assets through strategic investments in new technologies where economically feasible.

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
March 31, 2026 | Page 35

Management’s Discussion and Analysis (Continued)

Customer s. Customers for our refined products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). An Affiliate, LEH, is a significant customer.  Most of our contracts require our customers to prepay, with us selling them fixed quantities or minimum quantities of finished and intermediate petroleum products. Many of these prepay arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products. From time to time, we sell bulk product from point of shipment. We extend credit terms to allow the time required for transport from shipment point to destination and for the destination-date pricing to finalize.

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
March 31, 2026 | Page 36

Management’s Discussion and Analysis (Continued)

Inactive Operations. We own pipeline and facilities assets and have working interests in offshore oil and gas assets.  These assets are inactive.  Our pipeline assets were fully impaired in 2016 and our working interests in offshore oil and gas wells were fully impaired in 2011. Our pipeline assets and oil and gas working interests had no revenue during each of the  three months ended March 31, 2026 and 2025.

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

●            Land (178 acres)

	BDPL	Freeport, Texas

Offshore Pipelines

●            20-inch, 34 mile gathering pipeline with lateral lines originating at an offshore anchor platform in Galveston Area Block 288

●            8-inch, 13-mile offshore pipeline extending from Galveston Area Block 350 to an interconnect at a transmission pipeline in Galveston Area Block 391

	BDPL	U.S. Gulf of America

Working Interests in Offshore Oil and Gas Assets	BDPC	U.S. Gulf of America

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

Major Influences on Results of Operations. Our results of operations and liquidity are highly dependent upon the margins that we receive for our refined products. The dollar per barrel commodity price difference between crude oil and condensate (input) and refined products (output) is the most significant driver of gross profit, and they have historically been subject to wide fluctuations.  When the spread between these commodity prices decreases, our margins are negatively affected. To improve margins, we must maximize yields of higher-value finished petroleum products and minimize costs of feedstocks and operating expenses. Although an increase or decrease in the commodity price for crude oil and other feedstocks generally result in a similar increase or decrease in commodity prices for finished petroleum products, typically there is a time lag between the two. For example, if the price per barrel of crude oil increases, the price of jet fuel per barrel will also generally increase, as jet fuel is a refined product derived from crude oil.  Therefore, the effect of crude oil commodity price changes on our finished petroleum product commodity prices depends, in part, on how quickly and how fully the market adjusts to reflect these changes.  Unfavorable margins may have a material adverse effect on our earnings, cash flows, and liquidity.

The general outlook for the oil and natural gas industry for the remainder of 2026 remains unclear given uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and escalations in the Middle East). We can provide no assurances that gross profit will be positive and demand will increase.

Blue Dolphin Energy Company
March 31, 2026 | Page 37

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

Q1 2026 Versus Q1 2025.

Overview. Net income for 2026 was  $14.7 million or $ 0.99 per share, compared to net income of  $2.2 million, or $ 0.15 per share, in 2025. The $12.5 million, or $0.84 per share, increase in net income between the periods was the result  of more favorable gross margins.

Total Revenue from Operations.  Total revenue from operations was  $81.5 million for 2026 compared to total revenue from operations of $83.7 million for 2025, representing a decrease of $2.2 million. The decrease in 2026 related to declines in both refinery operations and tolling and terminaling revenue. Refinery operations revenue in 2026 decreased primarily due to an 18.0% decrease in sales volume partially offset by higher market pricing. Tolling and terminaling revenue in 2026 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $60.9 million for 2026 compared to total cost of goods sold of $77.6 million for 2025, representing a decrease of 21.5%. The decrease in 2026 related to product sales mix and an 18.0%  decrease in sales volumes.

Gross Profit. Gross profit totaled $20.6 million for 2026 compared to gross profit of $6.1 million for 2025. More favorable gross margins offset by a decrease in sales volume positively impacted refinery operations gross profit in 2026 compared to 2025.

LEH Operating Fee, Related Party.  For 2026 the LEH operating fee, related party totaled $0.2 million compared to $0.2 million for 2025.

General and Administrative Expenses. General and administrative expenses totaled $1.2 million in 2026 compared to general and administrative expenses of $1.4 million in 2025. The $0.2 million, or 14.3%, decrease in 2026 primarily related to a reduction in regulatory penalties.

Gain on regulatory settlement. BDPL has outstanding INCs issued from BSEE related to its GA-288C platform, PSN 8437, PSN 13101, and PSN 15635. In addition, BDPL has two open civil penalties with the agency (Civil Penalty G-2024-054 and Civil Penalty G-2024-056). In April 2026, BSEE and BDPL reached a settlement agreement regarding the outstanding BSEE INCs and the two BSEE civil penalties (the "BSEE Settlement Agreement"). The confidential BSEE Settlement Agreement requires specific payment and performance obligations on the part of BDPL. In April 2026, BSEE and BDPL reached a settlement agreement regarding the outstanding BSEE INCs and the two BSEE civil penalties (the "BSEE Settlement Agreement"). The confidential BSEE Settlement Agreement requires specific payment and performance obligation on the part of BDPL. During the three months ended March 31, 2026, we reversed a portion of the previous accrual for penalties associated with these matters in Gain on regulatory settlement.

Interest and Other Non-Operating Expenses, Net. Total other expense in 2026 was  $1.4 million compared to $1.5 million in 2025.

Blue Dolphin Energy Company
March 31, 2026 | Page 38

Management’s Discussion and Analysis (Continued)

Consolidated EBITDA. Consolidated EBITDA in 2026 totaled $20.7 million compared to $5.1 million in 2025 representing an increase of $15.6 million. The increase in 2026 was related to more favorable gross margins partially offset by lower sales volumes. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)

Total revenue from operations	$81,490	$83,692

Total costs of good sold	60,920	77,619

Gross profit	20,570	6,073

LEH operating fee, related party	233	182
Other operating expenses	161	119
General and administrative expenses	1,172	1,355
Gain on regulatory settlement	(1,013)	-
Depreciation and amortization	74	74
Interest, net	1,382	1,464
Total costs and expenses	2,009	3,194

Income before income taxes	18,561	2,879

Income tax benefit (expense)	(3,831)	(635)

Net income (loss)	$14,730	$2,244

Income (loss) per common share
Basic	$0.99	$0.15
Diluted	$0.99	$0.15

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Income before income taxes	$18,561	$2,879

Add: depreciation and amortization	719	714
Add: interest, net	1,382	1,464
Consolidated EBITDA	$20,662	$5,057

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

Q1 2026 Versus Q1 2025

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2026		2025
	(in thousands, except percent amounts)
LPG mix	$172	0.2%	$-	0.0%
Naphtha	9,385	11.6%	15,881	19.2%
Jet fuel	34,549	42.8%	28,223	34.1%
HOBM	21,283	26.4%	17,745	21.4%
AGO	15,336	19.0%	21,019	25.3%
	$80,725	100.0%	$82,868	100.0%

Refinery Downtime. Refinery downtime increased to 6 days in Q1 2026  from 1 day in Q1 2025. Refinery downtime in Q1 2026 related to maintenance and repairs (1 day), utility failure (1 day) and inventory management (1 days). Refinery downtime in Q1 2025 related to maintenance and repairs.

Refinery Operations Revenue.  Refinery operations revenue was $80.7 million for Q1 2026 compared to $83.0 million for Q1 2025, representing a decrease of 2.7%. The decrease in Q1 2026 related to lower sales volume partially offset by more favorable market pricing.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $61.2 million for Q1 2026 compared to $77.7 million for Q1 2025, representing a decrease of 21.2%.  The  decrease in Q1 2026 was related to the product sales mix and lower crude pricing.

LEH Operating Fee, Related Party.  LEH operating fee for Q1 2026 was $0.2 million compared to $0.2 million for Q1 2025.

Refining EBITDA. Refining EBITDA was  $18.6 million in Q1 2026 compared to  $4.9 million in Q1 2025, representing an increase of 277.6%. The significant increase in Q1 2026 was related to more favorable gross margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Blue Dolphin Energy Company
March 31, 2026 | Page 39

Management’s Discussion and Analysis (Continued)

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA  was $23.24 for 2026 compared to $5.04 for 2025, representing an increase of $18.20 per barrel. The increase in 2026 related to more favorable gross margins.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)

Refinery operations revenue	$80,725	$82,868

Crude oil, fuel use, and chemicals	57,229	74,576
Other conversion costs	3,501	2,848
Depreciation and amortization	498	298
Cost of goods sold	61,228	77,722

LEH operating fee, related party	233	182
General and administrative expenses	1,172	339
Interest, net	854	836
Total costs and expenses	63,487	79,079

Income before income taxes	17,238	3,789

Add: depreciation and amortization	498	298
Add: interest, net	854	836
Refining EBITDA	$18,590	$4,923

Sales (Mbbls)	800	976

Refining operations EBITDA per bbl	$23.24	$5.04

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

Q1 2026 Versus Q1  2025

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $1.3 million in Q1 2026 compared to $1.4 million in Q1 2025, representing a decrease of 7.1%.  The decrease in Q1 2026 related to lower tank rental fees and a decrease in the number of tanks rented.

Blue Dolphin Energy Company
March 31, 2026 | Page 40

Management’s Discussion and Analysis (Continued)

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $1.2 million in Q1 2026 compared to $1.2 million in Q1 2025.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)

Tolling and terminaling revenue	$1,332	$1,391

Tolling and terminaling costs	112	122
Depreciation and amortization	147	342
Cost of goods sold	259	464

General and administrative expenses	-	88
Interest, net	414	477
Total costs and expenses	673	1,029

Income before income taxes	659	362

Add: depreciation and amortization	147	342
Add: interest, net	414	477
Tolling and terminaling EBITDA	$1,220	$1,181

Blue Dolphin Energy Company
March 31, 2026 | Page 41

Management’s Discussion and Analysis (Continued)

Non-U.S. GAAP Measures.

The following are non-U.S. GAAP measures we present for the periods ended three months ended March 31, 2026 and 2025:

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

	Three Months Ended
	March 31,
	2026				2025
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$17,238	$659	$664	$18,561	$3,789	$362	$(1,272)	$2,879

Add: depreciation and amortization	498	147	74	719	298	342	74	714
Add: interest, net	854	414	114	1,382	836	477	151	1,464

EBITDA	$18,590	$1,220	$852	$20,662	$4,923	$1,181	$(1,047)	$5,057

Capital Resources and Liquidity

Working Capital.

As of March 31, 2026 and the filing date of this report, certain conditions and events existed, in the aggregate, that caused management to evaluate Blue Dolphin's ability to continue as a going concern.  Those conditions and events included historical and current working capital deficits and significant debt in default. Management believes that we have sufficient liquidity to meet our obligations as they become due through the generation of cash flows from operations and liquidation of current working capital amounts for a reasonable period (defined as one year from the issuance of these financial statements).  Management acknowledges that uncertainty remains related to future operating margins; however, management has a reasonable expectation of Blue Dolphin's ability to generate adequate working capital for, amongst other requirements, purchasing crude oil and condensate and making payments on our long-term debt.

Blue Dolphin Energy Company
March 31, 2026 | Page 42

Management’s Discussion and Analysis (Continued)

Liquidity. Cash and cash equivalents totaled $0.4 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively, representing a decrease of $0.6 million. A significant portion of our liquidity at March 31, 2026 was invested in inventory and accounts receivable.  Restricted cash, current totaled $1.0 million at both March 31, 2026 and December 31, 2025. Restricted cash, current is related to a Huntington payment reserve account. Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $20.8 million and $8.1 million at March 31, 2026 and December 31, 2025, respectively.

We generally rely on revenue from operations, including sales of refined products and rental of petroleum storage tanks, Affiliates, and financing to meet our liquidity needs. Our short-term working capital needs are primarily related to: (i) purchasing crude oil and condensate to operate the Nixon refinery, (ii) reimbursing LEH for direct operating expenses and paying the LEH operating fee under the Fifth Amended and Restated Operating Agreement, (iii) servicing debt, (iv) maintaining and improving the Nixon facility through capital expenditures, and (v) meeting regulatory compliance requirements and associated civil penalties. Our long-term working capital needs are primarily related to repayment of long-term debt obligations.

We continue efforts to improve our balance sheet and continue to engage with potential lenders to obtain additional funding to refinance and restructure debt. However, there can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Gross margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in gross margins will adversely affect the amount of cash we will have available for working capital. Similarly, capital, credit, and commodity markets, tariffs, as well as military conflicts in the Middle East and Europe continue to evolve, and the extent to which these factors may impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of confidence.  In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Sources and Use of Cash.

Components of Cash Flows.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$831	$(1,727)
Investing activities	(11)	-
Financing activities	(1,429)	2,937
Increase (decrease) in Cash and Cash Equivalents	$(609)	$1,210

Cash Flow from Operations.  We generated $0.8 million in cash flow from operations during the three months ended March 31, 2026 compared to using $1.7 million in cash flow from operations during the three months ended March 31, 2025. The $2.6 million increase in cash flow provided by operations between the periods was primarily do to more favorable gross margins from the refining segment in 2026.

Capital Expenditures. We spent $0.0  million in capital expenditures for both the three months ended March 31, 2026 and 2025, however, we incurred $0.1 million in vendor financed capital expenditures during the three months ended March 31, 2025. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military conflicts in Ukraine and escalations in the Middle East), we anticipate continuing to limit capital expenditures for the remainder of 2026. However, to the extent we can capitalize on growth opportunities, we may finance capital expenditures through project-based government loans.

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
March 31, 2026 | Page 43

Management’s Discussion and Analysis (Continued)

Financing Activities.  During the three months ended March 31, 2026, Blue Dolphin made payments on debt principal totaling  $1.4 million compared to payments on debt principal totaling $2.1 million for the three months ended March 31, 2025. Proceeds from debt totaled $0.0 million for the three months ended March 31, 2026 compared to proceeds from debt totaling $5.1 for the three months ended March 31, 2025.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement.

Debt and Lease Obligations.

Debt Agreements.

Related-Party Agreements Summary. Blue Dolphin and certain subsidiaries are parties to the following debt agreements with related parties:

		Original		Monthly
		Principal		Payment
Loan Description	Parties	(in millions)	Maturity Date	(in millions)	Interest Rate	Loan Purpose
Second Amended and Restated Affiliate Revolving Credit Agreement	Blue Dolphin and Subsidiaries	$15 maximum	April 2027	Set-off against other obligations Borrower owes to Lender	WSJ Prime + 2.00%	Working capital
LEH and Subsidiaries
Amended and Restated BDPL-LEH Loan Agreement	LEH	$4.0	April 2027	$0.25	12.00%	Working capital
BDPL

Blue Dolphin Energy Company
March 31, 2026 | Page 44

Management’s Discussion and Analysis (Continued)

Third-Party Agreements Summary.  Blue Dolphin and certain subsidiaries are parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Huntington Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Huntington
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Huntington
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2031 (5)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Huntington are subject to certain financial and non-financial covenants.  As of March 31, 2026, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Huntington. At both  March 31, 2026  and December 31, 2025 restricted cash totaled $1.0 million.

(2)	As of March 31, 2026 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.
(3)	Original principal amount was $0.5 million; the loan was modified to increase the principal amount by $1.5 million; loan not forgivable.
(4)	Loan not forgivable.
(5)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Blue Dolphin Energy Company
March 31, 2026 | Page 45

Management’s Discussion and Analysis (Continued)

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

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a new 24-month extension, the sixth amendment, to its operating lease.  The sixth amendment was deemed to be a separate contract and not a lease modification. The first two months of the lease cover the holdover period of September and October 2024 wherein management negotiated the lease with the landlord; BDSC was not subject to a holdover rate during the holdover period.  During months 3 through 12, which began on November 1, 2024, the landlord reduced the annual base rent to $29.00 per square foot.  During months 13 through 24 the annual base rent increased to $30.00 per square foot. As additional rent, BDSC pays a proportionate share of basic building costs (e.g., utilities) up to a maximum of $1,500 per month.  The total rental area under the sixth amendment is 9,961 square feet.  See "Part I, Item 1. Financial Statements —Note (11)" to our consolidated financial statements for additional disclosures related to the BDSC office lease.

An Affiliate, LEH, sub-leases a portion of the Houston office space. BDSC received sub-lease income from LEH totaling $0.02 million and $0.01 million for the three months ended March 31, 2026 and 2025. NPS received ground lease income from LEH totaling $0.1 million and $0.0 million for the three months ended March 31, 2026 and 2025.

Tank Lease. LE leases tanks from Ingleside under the Third Amended and Restated Master Services Agreement. Lease expense associated with the Third Amended and Restated Master Services Agreement totaled $0.3 million for both the three months ended March 31, 2026 and 2025, respectively. See "Part I, Item 1. Financial Statements —Note (3)" to our consolidated financial statements for additional disclosures related to the Third Amended and Restated Master Services Agreement.

Blue Dolphin Energy Company
March 31, 2026 | Page 46

Management’s Discussion and Analysis (Continued)

Outstanding Original Principal, Debt Issue Costs, and Accrued Interest.  Related-party and third-party long-term debt, including outstanding original principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal.

	March 31,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$17,191	$17,532
LRM Term Loan Due 2034 (in default)	7,195	7,326
GNCU Loan
NPS Term Loan Due 2031 (in default)	8,195	8,495
LEH
Line of credit payable, related party	9,847	9,847
Amended and Restated BDPL-LEH Loan Agreement	2,810	3,463
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2031	123	127
	47,661	49,090

Less: Line of credit, related party	(9,847)	(9,847)
Less: Current portion of long-term debt, net	(33,921)	(34,561)
Less: Unamortized debt issue costs	(1,490)	(1,540)
	$2,403	$3,142

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at March 31, 2026 and December 31, 2025 due to being in default.

Debt Issue Costs. Unamortized debt issue costs associated with the Huntington and GNCU loans as of the dates indicated consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,682)	(1,632)
	$1,490	$1,540

Amortization expense was less than $0.1 million for the three months ended March 31, 2026 and 2025.

Blue Dolphin Energy Company
March 31, 2026 | Page 47

Management’s Discussion and Analysis (Continued)

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)

LEH
Amended and Restated BDPL-LEH Loan Agreement	$-	$17
Jonathan Carroll
Guaranty fee agreements	68	7
Huntington Loans
LE Term Loan Due 2034 (in default)	40	41
LRM Term Loan Due 2034 (in default)	52	52
GNCU Loan
NPS Term Loan Due 2031 (in default)	15	15
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	41	51
LE Term Loan Due 2050	4	5
NPS Term Loan Due 2050	4	5
	224	193
Less: Accrued interest payable, current portion	(224)	(193)
Long-term interest payable, net of current portion	$-	$-

Defaults. As of March 31, 2026 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. We can provide no assurance that: (i) our assets or cash flow will be sufficient to fully repay borrowings under the secured loan agreements that are in default, either upon maturity or if accelerated, (ii) LE or NPS will be able to refinance or restructure the debt, or (iii) the third party will provide a future forbearance or default waiver. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our business operations, including crude oil and condensate procurement and our customer relationships; financial condition; and results of operations.  In such a case, the trading price of our Common Stock and the value of an investment in our Common Stock could significantly decrease, which could lead to holders of our Common Stock losing their investment in our Common Stock in its entirety.  If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

Proceeds from Debt. Proceeds from debt totaled $0.0 million for the three months ended March 31, 2026 compared to proceeds from debt totaling $5.1 million for the three months ended March 31, 2025.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement.

Blue Dolphin Energy Company
March 31, 2026 | Page 48

Management’s Discussion and Analysis (Continued)

Concentration of Customer Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	March 31,
Three Months Ended	Customers	from Operations	(in millions)

March 31, 2026	2	62.0%	$20.8
March 31, 2025	3	67.7%	$8.3

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 43.2% and 30.8% of our total revenue from operations for the three months ended March 31, 2026 and 2025 respectively.  The Affiliate represented $20.8 million and $8.3 million in accounts receivable, related party at March 31, 2026 and December 31, 2025, respectively.

Bank Accounts.  Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At March 31, 2026 and December 31, 2025, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $1.1 million and $1.5 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Regulatory Activities.

BOEM. See "Part II, Item 1. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Bonds" and "Part II, Item 1. Legal Proceedings—Unresolved Matters—RLI Corp. Surety Bonds."

BSEE.  See “Part I, Item 1. Financial Statements –Notes (11) and (14)” and “Part II, Item 1. Legal Proceedings—Unresolved Matters—Offshore Platform Inspections, Decommissioning Obligations, INCs, and Civil Penalties.”

TCEQ.  See "Part II, Item 1. Legal Proceedings—Resolved Matters—TCEQ Final Agreed Order."

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates

Critical Accounting Policies. Our critical accounting policies relate to revenue recognition; inventory; property and equipment; income taxes; asset retirement obligations. See "Part I, Item 1. Financial Statements and Supplementary Data - Note (1) and “Part II, Item 8. Note (2)” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC, which summarized our significant accounting policies.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those estimates that require complex or subjective judgment in the application of the accounting policy and that could significantly impact our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relates to impairment of long-lived assets, asset retirement obligations, and valuation allowance for deferred tax assets, as described in Item 7 of our Annual Report on Form 10-k for the year ended December 31, 2025.

Blue Dolphin Energy Company
March 31, 2026 | Page 49

Management’s Discussion and Analysis (Continued)

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the three months ended March 31, 2026 we did not adopt any ASUs.

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
March 31, 2026 | Page 50

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

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Resolved Matters

TCEQ Final Agreed Order.  In February 2025, TCEQ approved a final agreed order between the agency and LRM in which: (i) the TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and (ii) LRM accepted a final penalty amount of approximately $0.4 million. LRM is paying the penalty in monthly installments over a three-year period.  In June 2025, LRM submitted a third-party prepared Site Investigation Report to the TCEQ as required under the final agreed order.  In February 2026, the TCEQ requested additional assessment activities by LRM following review of the Site Investigation Report. LRM has 120 days (until June 6, 2026) to comply with the TCEQ's February 2026 letter request.

Blue Dolphin Energy Company
March 31, 2026 | Page 51

Legal Proceedings (Continued)

Unresolved Matters

BOEM Supplemental Pipeline Bonds.
To cover the obligations of such lessees and grant holders, BOEM evaluates an operator's or grant holder's financial ability to carry out present and future work obligations to determine whether the operator must provide additional security beyond minimum bonding requirements. Such obligations include the cost of decommissioning platforms and pipelines at the end of production or service activities. Once decommissioning work has been completed, the collateral backing the financial assurance is released by BOEM. In March 2018, BOEM ordered BDPL to provide an additional financial assurance totaling approximately $5.7 million for five existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right of way that failed to comply.  BDPL appealed the INCs. In August 2025, the IBLA issued an order dismissing the appeal.  In its order, the IBLA clarified that BDPL's appeal was dismissed on the basis that: (i) one of the pipeline rights-of-way (ROW OCS-G 19655, HI A-173) was already decommissioned, and (ii) for the other four rights-of-way, BDPL should have challenged the March 2018 BOEM order, not the INCs issued due to BDPL's non-compliance with the March 2018 BOEM order (i.e., the doctrine of administrative finality). There can be no assurance that we will be able to meet additional supplemental pipeline bond requirements. If BDPL is required by BOEM to provide significant additional supplemental pipeline bonds or is assessed significant penalties under the INCs, we will experience a significant and material adverse effect on our operations, liquidity, and financial condition. We cannot predict the outcome of the supplemental pipeline bond INCs.  Accordingly, we did not record a liability on our consolidated balance sheets as of  March 31, 2026 and December 31, 2025. At both  March 31, 2026 and December 31, 2025, BDPL maintained $0.9 million in cash-backed pipeline bonds issued to BOEM through RLI Corp.

Offshore Platform Inspections, Decommissioning Obligations, INCs, and Civil Penalties.
Until decommissioning, BSEE, PHMSA, and the U.S. Coast Guard, as applicable, require lessees and grant holders to inspect and maintain platforms and other structures in accordance with regulatory requirements.

Platform Inspection Obligation.
We are required by BSEE and the U.S. Coast Guard to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. On April 9, 2025, BSEE issued BDPL and INC for failing to conduct required pollution inspections at the prescribed or approved intervals during the months of September 2024 and March 2025. BDPL corrected the INC on April 22, 2025, which was reviewed and approved by BSEE on June 3, 2025.  On January 7, 2026, BSEE issued BDPL an INC for failing to perform a Level 3 inspection on the GA-288C platform.  On January 26, 2026 BDPL requested an extension from BSEE. On February 2, 2026, BSEE granted BDPL's extension request to July 31, 2026.

Decommissioning Obligations.
BSEE mandated that BDPL's pipelines and facilities assets, including its platform, offshore in federal waters, be decommissioned due to their extended period of inactivity. Beginning in mid-2025, management used a third-party consultant to conduct a request for bid process to decommission BDPL's offshore assets. In October 2025, the consultant completed its review, which resulted in final project bids that were double what management expected. As a result, management increased Blue Dolphin's ARO liability by $3.0 million at September 30, 2025. Management is currently working with the consultant to fulfill BDPL's decommissioning obligations to BSEE, PHMSA, and the USACOE related to its offshore assets in federal waters. BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to issue INCs or impose civil penalties.

Blue Dolphin Energy Company
March 31, 2026 | Page 52

Legal Proceedings (Continued)

BSEE INCs and Civil Penalties.

BDPL has outstanding INCs issued from BSEE related to its GA-288C platform, PSN 8437, PSN 13101, and PSN 15635. In addition, BDPL has two open civil penalties with the agency (Civil Penalty G-2024-054 and Civil Penalty G-2024-056). In April 2026, BSEE and BDPL reached a settlement agreement regarding the outstanding BSEE INCs and the two BSEE civil penalties (the "BSEE Settlement Agreement"). The confidential BSEE Settlement Agreement requires specific payment and performance obligations on the part of BDPL. At March 31, 2026, we accrued $2.2 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties.

The following BDPL civil penalty referral was closed:

●

Civil Penalty G-2024-010. In April 2024, BDPL received a civil penalty referral letter from BSEE for failing to remediate certain BSEE INCs issued in September 2023 associated with its GA-288C junction platform offshore in federal waters. Specifically, remediation is associated with BSEE INC Nos. E120 (physically boarding platform monthly, performing visual inspections for environmental pollution, and maintaining monthly inspection records), G112 (removing 55-gallon drum leaking oil on platform deck), L141 (flushing and filling Pipeline Segment No. 13101 with inhibited seawater), and L142 (decommissioning in place Pipeline Segment No. 13101). In March 2025, BSEE calculated a proposed civil penalty of $1.1 million against BDPL. In April 2025, BDPL exercised its right to request a meeting with the penalty reviewing officer to submit additional information for consideration. BSEE held the meeting, which reviewing officers combined with Civil Penalties G-2024-054 and G-2024-056 above, on June 11, 2025. On July 16, 2025, BSEE sent BDPL a Notice of Civil Penalty Case Dismissal that indicated that no penalty would be assessed against BDPL based on the underlying INCs.  For the three months ended  March 31, 2026, we reversed the previous accrual for penalties associated with this matter in General and administrative expenses.

Default under a Secured Loan Agreement. As of March 31, 2026 and the filing date of this report, certain of our bank debt to Huntington was in default related to a financial covenant violation, and bank debt to GNCU was in default related to non-financial covenant violations. See “Note (9)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on our business, financial condition, and results of operations. If the lenders exercises their rights and remedies due to the defaults under our secured loan agreement, our business, financial condition, and results of operations will be materially adversely affected.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition, and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.  There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Blue Dolphin Energy Company
March 31, 2026 | Page 53

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
March 31, 2026 | Page 54

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

May 15, 2026	By:	/ s / BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Blue Dolphin Energy Company
March 31, 2026 | Page 55