Form 10-Q
period 2026-06-30
BLUE DOLPHIN ENERGY CO
filed 2026-08-14
CIK 793306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-15905

BLUE DOLPHIN ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1268729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Commerce St, Suite 140, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $0.01 per share, outstanding at August 14, 2026: 14,921,968

Blue Dolphin Energy Company
June 30, 2026 | Page 2

Glossary of Terms

Throughout this Quarterly Report on Form 10-Q, we have used the following terms:

Affiliate. Refers, either individually or collectively, to certain related parties including Jonathan Carroll, Chairman and Chief Executive Officer of Blue Dolphin, and his affiliates (including Ingleside and Lazarus Capital) and LEH and its affiliates (including LMT, MTI, MTO and LTRI). Together, Jonathan Carroll and LEH owned 85.1% of the Common Stock as of the filing date of this report.

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

Board. Board of Directors of Blue Dolphin.

BOEM.  Bureau of Ocean Energy Management; an agency within the USDOI; effective July 10, 2026, the USDOI reunified BOEM and BSEE into the newly formed Minerals Management Administration.

BSEE.  Bureau of Safety and Environmental Enforcement; an agency within the USDOI; effective July 10, 2026, the USDOI reunified BSEE and BOEM into the newly formed Minerals Management Administration.

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
June 30, 2026 | Page 3

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
June 30, 2026 | Page 4

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

MTI.  Midstream Texas Ingleside LLC, an affiliate of Jonathan Carrol and LEH; a subsidiary of MTO.

MTO. Midstream Texas Operating LLC, an affiliate of Jonathan Carrol and LEH; acquired by a subsidiary of LEH effective May 29,2026.

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
June 30, 2026 | Page 5

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
June 30, 2026 | Page 6

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

Blue Dolphin Energy Company
June 30, 2026 | Page 7

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2026	2025
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,715	$1,010
Restricted cash, current	1,000	1,000
Accounts receivable, net	1,245	276
Accounts receivable, related party	11,281	8,068
Prepaid expenses and other current assets	3,680	2,735
Deposits	185	185
Inventory	33,055	30,892
Total current assets	81,161	44,166

LONG-TERM ASSETS
Total property and equipment, net	48,755	50,012
Operating lease right-of-use assets, net	49	191
Surety bonds	350	350
Deferred tax assets, net	-	4,353
Total long-term assets	49,154	54,906

TOTAL ASSETS	$130,315	$99,072

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt less unamortized debt issue costs, current portion (in default)	$30,510	$31,830
Line of credit, related party	3,427	9,847
Long-term debt, related party, current portion	2,138	2,731
Interest payable	278	169
Interest payable, related party	10	24
Accounts payable	15,606	12,263
Current portion of lease liabilities	74	217
Income taxes payable	1,530	56
Asset retirement obligations, current portion	5,156	6,025
Accrued expenses and other current liabilities	6,562	5,406
Total current liabilities	65,291	68,568

LONG-TERM LIABILITIES
Deferred tax liability, net	2,815	-
Long-term debt, net of current portion	2,381	2,410
Long-term debt, related party, net of current portion	-	732
Total long-term liabilities	5,196	3,142

TOTAL LIABILITIES	70,487	71,710

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value, 20,000,000 shares authorized; 14,921,968 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively) (1)	149	149
Additional paid-in capital	39,758	39,758
Retained earnings (deficit)	19,921	(12,545)
TOTAL STOCKHOLDERS' EQUITY	59,828	27,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,315	$99,072

(1)	Blue Dolphin has 2,500,000 shares of preferred stock, par value $0.10 per share, authorized. At June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2026 | Page 8

Financial Statements (Continued)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per-share amounts)		(in thousands, except share and per-share amounts)
REVENUE FROM OPERATIONS
Refinery operations	$143,490	$55,795	$224,215	$138,663
Tolling and terminaling	765	788	1,530	1,612
Total revenue from operations	144,255	56,583	225,745	140,275

COSTS AND EXPENSES
Crude oil, fuel use, and chemicals	109,111	50,669	166,340	125,245
Other conversion costs	9,219	4,581	12,153	6,862
Tolling and terminaling costs	179	140	291	262
Depreciation and amortization	646	643	1,291	1,283
Total cost of goods sold	119,155	56,033	180,075	133,652
Other operating costs (gain)
LEH operating fee, related party	259	276	492	458
Other operating expenses	156	125	317	244
General and administrative expenses	885	704	2,057	2,059
Gain on regulatory settlement	-	-	(1,013)	-
Depreciation and amortization	74	74	148	148
Total cost of operations	120,529	57,212	182,076	136,561

Income (loss) from operations	23,726	(629)	43,669	3,714

OTHER INCOME (EXPENSE)
Interest and other income	144	1	144	1
Interest and other expense	(1,267)	(1,553)	(2,649)	(3,017)
Total other expense	(1,123)	(1,552)	(2,505)	(3,016)

Income (loss) before income taxes	22,603	(2,181)	41,164	698

Income tax benefit (expense)	(4,867)	459	(8,698)	(176)

Net income (loss)	$17,736	$(1,722)	$32,466	$522

Income per common share:
Basic	$1.19	$(0.12)	$2.18	$0.03
Diluted	$1.19	$(0.12)	$2.18	$0.03

Weighted average number of common shares outstanding:
Basic	14,921,968	14,921,968	14,921,968	14,921,968
Diluted	14,921,968	14,921,968	14,921,968	14,921,968

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2026 | Page 9

Financial Statements (Continued)

Consolidated Statements of Stockholders ’ Equity (Deficit) (Unaudited)

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at March 31, 2025	14,921,968	$149	$39,758	$(4,700)	$35,207

Net income (loss)	-	-	-	(1,722)	(1,722)

Balance at June 30, 2025	14,921,968	$149	$39,758	$(6,422)	$33,485

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at March 31, 2026	14,921,968	$149	$39,758	$2,185	$42,092

Net income	-	-	-	17,736	17,736

Balance at June 30, 2026	14,921,968	$149	$39,758	$19,921	$59,828

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2024	14,921,968	$149	$39,758	$(6,944)	$32,963

Net income	-	-	-	522	522

Balance at June 30, 2025	14,921,968	$149	$39,758	$(6,422)	$33,485

	Common Stock
	Shares Issued and		Additional Paid-In	Retained Earnings	Total Stockholders'
	Outstanding	Par Value	Capital	(Deficit)	Equity
	(in thousands except share amounts)
Balance at December 31, 2025	14,921,968	$149	$39,758	$(12,545)	$27,362

Net income	-	-	-	32,466	32,466

Balance at June 30, 2026	14,921,968	$149	$39,758	$19,921	$59,828

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2026 | Page 10

Financial Statements (Continued)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
OPERATING ACTIVITIES
Net income	$32,466	$522
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,439	1,431
Deferred income tax	7,168	86
Amortization of debt issue costs	102	102
Changes in operating assets and liabilities
Accounts receivable	(969)	100
Accounts receivable, related party	(3,213)	(3,151)
Prepaid expenses and other current assets	(945)	(906)
Inventory	(2,163)	(5,559)
Asset retirement obligations	(869)	-
Accounts payable, accrued expenses and other liabilities	6,017	4,026
Net cash provided by (used) in operating activities	39,033	(3,349)

INVESTING ACTIVITIES
Capital expenditures	(132)	(29)
Net cash used in investing activities	(132)	(29)

FINANCING ACTIVITIES
Payments on debt principal	(1,450)	(2,834)
Proceeds from related-party debt	-	6,950
Payments on related-party debt	(7,746)	-
Net cash provided by (used in) financing activities	(9,196)	4,116
Net change in cash, cash equivalents, and restricted cash	29,705	738

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,010	1,081
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$31,715	$1,819

Supplemental Information:
Non-cash investing and financing activities:
Financing of capital expenditures via long-term note	$-	$139
Interest paid	$1,625	$3,001

The accompanying notes are an integral part of these consolidated financial statements.

Blue Dolphin Energy Company
June 30, 2026 | Page 11

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

Assets are organized into two business segments: ‘refinery operations’ (owned by LE) and ‘tolling and terminaling services’ (owned by LRM and NPS). ‘Corporate and other’ includes Blue Dolphin subsidiaries BDPL (inactive pipeline and facilities assets), BDPC (inactive working interests), and BDSC (administrative services).  See “Note (4)” to our consolidated financial statements for more information about our business segments.

Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Blue Dolphin, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 85.1% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates. See “Note (3)” to our consolidated financial statements for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

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

We derived the consolidated balance sheet as of  December 31, 2025 from the audited financial statements at that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2025 as filed with the SEC. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or for any other period.

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
June 30, 2026 | Page 12

Notes to Consolidated Financial Statements (Continued)

Use of Estimates.

The nature of our business requires that we make estimates and assumptions in accordance with U.S.GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We assessed certain accounting matters that require consideration of forecasted financial information in context with information reasonably available to us as of   June 30, 2026 and through the filing date of this report.  We base our estimates and judgments on historical experience, various assumptions, and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, we may adjust estimates as the operating environment changes, new events occur, or we gain greater insights or experience. While we believe the estimates and assumptions used to prepare these consolidated financial statements are appropriate, actual results could differ from our estimates.

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents represent liquid investments with an original maturity of three months or less. Cash balances are maintained in depository and overnight investment accounts with financial institutions that, at times, may exceed insured deposit limits. Although management historically deemed this a normal business risk, management continues to evaluate options to limit risk given current capital, credit, and commodity markets and financial institution health.  Restricted cash, current and restricted cash, noncurrent at June 30, 2026 and December 31, 2025, if any, reflected amounts held in a payment reserve account with Huntington as security for payments under the LE Term Loan Due 2034. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene. See "Notes (3) and (9)" to our consolidated financial statements for additional disclosures associated with covenants related to our secured loan agreements with related parties and third parties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$30,715	$1,010
Restricted cash, current	1,000	1,000
	$31,715	$2,010

Accounts Receivable and Allowance for Credit Losses. Accounts receivables are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management's judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer's account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had no allowance for credit losses at  June 30, 2026 and December 31, 2025.

Financial Instruments and Fair Value Measurements.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt. As of June 30, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values because they are highly liquid or due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value as it carries interest rates that fluctuate with the prime rate.

We established a three-tier hierarchy that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The fair value of our debt was $39.8 million and $49.1 million at June 30, 2026 and December 31, 2025, respectively.

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
June 30, 2026 | Page 13

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

New Accounting Standards and Disclosures

New Pronouncements Adopted .  During the  six months ended June 30, 2026 we did not adopt any ASUs.

Blue Dolphin Energy Company
June 30, 2026 | Page 14

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

Office Sub-Lease Agreement	LEH BDSC	09/01/2024	LEH office space in Houston, Texas; sub-lease executed 10/30/24; 24-month extension of prior office sub-lease agreement; term expires 08/31/2026; rent is approximately $0.003 million per month.
Ground Lease Agreement	LEH NPS	07/01/2025	LEH pays NPS a ground storage fee of $0.015 million per month to store equipment at the Nixon facility; month-to-month basis to end with a 30 days' notice of cancellation.
Master Terminal Services Agreement	LE MTI	03/17/2026	Governs LE's storage of petroleum products, through individual Terminal Services Release, see below, at MTI's terminal facility for a term of 3/17/2026 through 7/31/2026, then month to month, thereafter.
Terminal Services Release (as amended)	LE MTI	3/17/2026	Subject to the Master Terminal Services Agreement, LE pays MTI for storage of petroleum products for a fee of $0.1 million per month, plus additional terminaling fees. MTI was acquired by a subsidiary of LEH effective May 29,2026.

Blue Dolphin Energy Company
June 30, 2026 | Page 15

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

	June 30,	December 31,
	2026	2025
	(in thousands)

Current assets
Accounts receivable, related party	$11,281	$8,068
Current liabilities
Accounts payable, related party	-	-

Accounts receivable, related party at  June 30, 2026 and December 31, 2025 reflected amounts owed by LEH to LE under the Amended and Restated Jet Fuel Sales Agreement.

Related-Party Debt. We reflect the amounts owed by Blue Dolphin and its subsidiaries to Affiliates under debt agreements on our consolidated balance sheets within line of credit, related party, long-term debt, related party and interest payable, related party.  Related-party debt as of the dates indicated was as follows:

	June 30,	December 31
	2026	2025
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$2,138	$3,463
Line of credit, related party	3,427	9,847
LEH Total	5,565	13,310

Less: Long-term debt, related party, current portion	(2,138)	(2,731)
Less: Line of credit, related party	(3,427)	(9,847)
Long-term debt, related party, net of current portion	$-	$732

Blue Dolphin Energy Company
June 30, 2026 | Page 16

Notes to Consolidated Financial Statements (Continued)

Related-party accrued interest associated with long-term debt and line of credit, related party, as of the dates indicated was as follows:

	June 30,	December 31
	2026	2025
	(in thousands)
LEH
Amended and Restated BDPL-LEH Loan Agreement	$-	$17
Jonathan Carroll
Guaranty fee agreements	10	7
	10	24

Less: Interest payable, related party - current portion	(10)	(24)
Long-term interest payable, related party, net of current portion	$-	$-

Consolidated Statements of Income.

Total revenue from operations. Revenue from Affiliates under the Amended and Restated Jet Fuel Sales Agreement, the NPS Terminal Services Agreement and the Ground Lease Agreement as of the dates indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in thousands, except percent amounts)				(in thousands, except percent amounts)
Refinery operations
LEH	$44,221	30.7%	$24,121	42.6%	$78,801	34.9%	$49,069	35.0%
Third-Parties	99,269	68.8%	31,674	56.0%	145,414	64.4%	89,594	63.8%
Tolling and terminaling
LEH	585	0.4%	540	1.0%	1,170	0.5%	1,080	0.8%
Third-Parties	180	0.1%	248	0.4%	360	0.2%	532	0.4%
	$144,255	100.0%	$56,583	100.0%	$225,745	100.0%	$140,275	100.0%

Interest expense. Interest expense associated with guaranty fee agreements and a debt agreement with Affiliates as of the dates indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Jonathan Carroll
Guaranty Fee Agreements
Tied to First Term Loan Due 2034	$86	$92	$173	$185
Tied to NPS Term Loan Due 2031	40	47	82	93
Tied to Second Term Loan Due 2034	36	38	72	77
Tied to Blue Dolphin Term Loan Due 2051	10	10	20	20
LEH
Amended and Restated BDPL-LEH Loan Agreement	78	153	158	259
Second Amended and Restated Affiliate Revolving Credit Agreement	133	93	338	332
	$383	$433	$843	$966

Other. BDSC received income from LEH under the office sub-lease agreement totaling $0.02 million for both the three months ended June 30, 2026 and 2025 and $0.03 for both the six months ended June 30, 2026 and 2025.

Lease expense associated with the Third Amended and Restated Master Services Agreement, as discussed elsewhere within this "Note (3)" and in "Note (11)", totaled $0.3 million for both the  three months ended June 30, 2026 and 2025, and $0.6 million for both the six months ended June 30, 2026 and 2025.

Lease expense associated with the Terminal Services Release, as discussed elsewhere within this "Note (3)" and in "Note (11)", was $0.1 million and none for the three months ended June 30, 2026 and 2025, and $0.1 million and none for the  six months ended June 30, 2026 and 2025.

Blue Dolphin Energy Company
June 30, 2026 | Page 17

Notes to Consolidated Financial Statements (Continued)

The LEH operating fee, related party under the Fifth Amended and Restated Operating Agreement totaled $0.3 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively and $0.5 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

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

Remaining Performance Obligations.  Most of our customer contracts are settled immediately and therefore have no remaining performance obligations.

Contract Balances.

	June 30,	December 31,
	2026	2025
	(in thousands)

Accounts receivable (including related-party), beginning January 1st, of period	$8,344	$5,960
Accounts receivable (including related-party), end of period	12,526	8,344

Unearned revenue, beginning January 1st, of period	$780	$2,727
Unearned revenue, end of period	576	780

Segment Information.

Blue Dolphin Energy Company
June 30, 2026 | Page 18

Notes to Consolidated Financial Statements (Continued)

Business segment information for the periods indicated (and as of the dates indicated) was as follows:

	Three Months Ended
	June 30,
	2026					2025
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination	Consolidated
	(in thousands)

Segment revenue	$143,490	$1,465	$-	$(700)	$144,255	$55,795	$1,361	$-	$(573)	$56,583

Crude oil, fuel use, and chemicals	109,111	-	-	-	109,111	50,669	-	-	-	50,669
Other conversion costs	9,919	-	-	(700)	9,219	5,154	-	-	(573)	4,581
Tolling and terminaling costs	-	179	-	-	179	-	140	-	-	140
Depreciation and amortization	304	342	-	-	646	301	342	-	-	643
Total costs of goods sold	119,334	521	-	(700)	119,155	56,124	482	-	(573)	56,033

LEH operating fee, related party	259	-	-	-	259	276	-	-	-	276
General and administrative expenses	370	69	446	-	885	580	72	52	-	704
Other operating expenses(2)	-	-	156	-	156	-	-	125	-	125
Depreciation and amortization	-	-	74	-	74	-	-	74	-	74
Interest, net	621	397	105	-	1,123	928	444	180	-	1,552
Total costs and expenses	120,584	987	781	(700)	121,652	57,908	998	431	(573)	58,764

Income (loss) before income taxes	22,906	478	(781)	-	22,603	(2,113)	363	(431)	-	(2,181)

Income tax benefit (expense)	-	-	(4,867)	-	(4,867)	-	-	459	-	459

Net income (loss)	$22,906	$478	$(5,648)	$-	$17,736	$(2,113)	$363	$28	$-	$(1,722)

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

Blue Dolphin Energy Company
June 30, 2026 | Page 19

Notes to Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30,
	2026					2025
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated	Refinery Operations	Tolling & Terminaling	Corporate & Other	Intercompany Elimination (1)	Consolidated
	(in thousands)

Segment revenue	$224,215	$2,797	$-	$(1,267)	$225,745	$138,663	$2,752	$-	$(1,140)	$140,275

Crude oil, fuel use, and chemicals	166,340	-	-	-	166,340	125,245	-	-	-	125,245
Other conversion costs	13,420	-	-	(1,267)	12,153	8,002	-	-	(1,140)	6,862
Tolling and terminaling costs	-	291	-	-	291	-	262	-	-	262
Depreciation and amortization	608	683	-	-	1,291	599	684	-	-	1,283
Total costs of goods sold	180,368	974	-	(1,267)	180,075	133,846	946	-	(1,140)	133,652

LEH operating fee, related party	492			-	492	458	-	-	-	458
General and administrative expenses	918	137	1,002	-	2,057	919	160	980	-	2,059
Gain on regulatory settlement			(1,013)		(1,013)	-	-	-	-	-
Other operating expenses(2)	-	-	317	-	317	-	-	244	-	244
Depreciation and amortization	-		148	-	148	-	-	148	-	148
Interest, net	1,475	811	219	-	2,505	1,764	921	331	-	3,016
Total costs and expenses	183,253	1,922	673	(1,267)	184,581	136,987	2,027	1,703	(1,140)	139,577

Income (loss) before income taxes	40,962	875	(673)	-	41,164	1,676	725	(1,703)	-	698

Income tax expense	-	-	(8,698)	-	(8,698)	-	-	(176)	-	(176)

Net income (loss)	$40,962	$875	$(9,371)	$-	$32,466	$1,676	$725	$(1,879)	$-	$522

(1)	Fees associated with an intercompany tolling agreement related to naphtha volumes.
(2)	Includes costs and expenses associated with our pipeline and facilities assets.

Blue Dolphin Energy Company
June 30, 2026 | Page 20

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Capital expenditures
Refinery operations	$121	$29	$132	$168
Total capital expenditures (1)	$121	$29	$132	$168

(1)	$0.1 million of the capital expenditures were vendor financed for the three and six months ended June 30, 2025.

	June 30,	December 31,
	2026	2025
	(in thousands)
Identifiable assets
Refinery operations	$112,696	$78,150
Tolling and terminaling	15,524	16,017
Corporate and other	2,095	4,905
Total identifiable assets	$130,315	$99,072

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2026	2025
	(in thousands)

Prepaid insurance	$2,398	$1,441
Surety bonds, current portion	905	905
Other prepaids	377	389
	$3,680	$2,735

Blue Dolphin Energy Company
June 30, 2026 | Page 21

Notes to Consolidated Financial Statements (Continued)

(6)	Inventory

Inventory, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2026	2025
	(in thousands)

HOBM	$11,520	$21,212
Naphtha	16,311	5,814
Jet fuel	3,752	3,378
Crude oil and condensate	1,035	186
Chemicals	172	184
AGO	223	87
Propane	35	24
LPG mix	7	7
	$33,055	$30,892

We incurred an inventory impairment expense of $5.2 million and $2.1 million for the three months ended  June 30, 2026 and 2025, and $5.2 million and $2.4 million for the six months ended June 30, 2026 and 2025.

(7)	Property, Plant and Equipment, Net

Property, plant and equipment, net, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2026	2025
	(in thousands)

Refinery and facilities	$73,013	$72,776
Land	566	566
Other property and equipment	1,061	1,061
	74,640	74,403

Less: Accumulated depreciation and amortization	(29,400)	(28,109)
	45,240	46,294

Construction in progress	3,515	3,718
	$48,755	$50,012

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of the dates indicated, consisted of the following:

	June 30,	December 31
	2026	2025
	(in thousands)

Accrued fines and penalties	$2,187	$3,255
Insurance	1,955	733
Unearned revenue from contracts with customers	576	780
Taxes payable	557	60
Other payable	1,074	302
Customer deposits	88	151
Board of director fees payable	125	125
	$6,562	$5,406

Blue Dolphin Energy Company
June 30, 2026 | Page 22

Notes to Consolidated Financial Statements (Continued)

(9)	Third-Party Long-Term Debt

Debt Agreements.  Blue Dolphin and certain subsidiaries are currently parties to the following debt agreements with third parties:

		Original		Monthly Principal
		Principal		and Interest Payment
Loan Description	Parties	(in millions)	Maturity	(in millions)	Interest Rate	Loan Purpose
Huntington Loans
LE Term Loan Due 2034 (in default)(1)	LE	$25.0	June 2034	$0.3	WSJ Prime + 2.75%	Capital improvements
	Huntington
LRM Term Loan Due 2034 (in default)(1)	LRM	$10.0	December 2034	$0.1	WSJ Prime + 2.75%	Capital improvements
	Huntington
GNCU Loan
NPS Term Loan Due 2031 (in default)(2)	NPS	$10.0	October 2031	$0.1	5.75%	Working capital
	GNCU
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051(3)	Blue Dolphin	$2.0	June 2051	$0.01	3.75%	Working capital
	SBA
LE Term Loan Due 2050(4)	LE	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
NPS Term Loan Due 2050(4)	NPS	$0.15	August 2050	$0.0007	3.75%	Working capital
	SBA
Equipment Loan Due 2031 (5)	LE	$0.138	March 2031	$0.0028	12.7%	Equipment Purchase
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Huntington are subject to certain financial and non-financial covenants. As of June 30, 2026, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034. With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Huntington. At June 30, 2026 and December 31, 2025 restricted cash totaled $1.0 million.

(2)	As of June 30, 2026 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.
(3)	Original principal amount was $0.5 million; the loan was modified to increase the principal amount by $1.5 million effective in February 2022. Loan is not forgivable.
(4)	Loan is not forgivable.
(5)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Blue Dolphin Energy Company
June 30, 2026 | Page 23

Notes to Consolidated Financial Statements (Continued)

Outstanding Principal, Debt Issue Costs, and Accrued Interest.  Third-party long-term debt, including outstanding original principal, as of the dates indicated, was as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$16,963	$17,532
LRM Term Loan Due 2034 (in default)	7,065	7,326
GNCU Loan
NPS Term Loan Due 2031 (in default)	7,884	8,495
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2031	118	127
	34,330	35,780

Less: Long-term debt, net, current portion	(30,510)	(31,830)
Less: Unamortized debt issue costs	(1,439)	(1,540)
	$2,381	$2,410

Unamortized debt issue costs associated with the Huntington and GNCU loans, as of the dates indicated, consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,733)	(1,632)
	$1,439	$1,540

Amortization expense was less than $0.1 million for both of the three months ended June 30, 2026 and 2025 , and $0.1 million for both the  six months ended June 30, 2026 and 2025.

Blue Dolphin Energy Company
June 30, 2026 | Page 24

Notes to Consolidated Financial Statements (Continued)

Accrued interest related to third-party long-term debt, reflected as accrued interest payable in our consolidated balance sheets, as of the dates indicated, consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)

SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	$30	$51
LE Term Loan Due 2050	3	5
NPS Term Loan Due 2050	3	5
Huntington Loans
LE Term Loan Due 2034 (in default)	178	41
LRM Term Loan Due 2034 (in default)	49	52
GNCU Loan
NPS Term Loan Due 2031 (in default)	15	15
	278	169
Less: Accrued interest payable, current portion	(278)	(169)
Long-term interest payable, net of current portion	$-	$-

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at  June 30, 2026 and December 31, 2025 due to being in default.

Defaults.

As of June 30, 2026 and  December 31, 2025 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034, respectively.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031. Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. If one or more banks fail, we could be exposed to additional events of default (if not cured or waived) under existing secured loan agreements. Defaults under our secured loan agreements and any exercise by third parties of their rights and remedies related to such defaults may have a material adverse effect on our cash position. See “Notes (3) and (9)” to our consolidated financial statements for additional information regarding defaults under our secured loan agreements with third parties and their potential effects on our business, financial condition, and results of operations.

Blue Dolphin Energy Company
June 30, 2026 | Page 25

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
June 30, 2026 | Page 26

Notes to Consolidated Financial Statements (Continued)

Pipelines and Facilities and Oil and Gas Properties. We have AROs associated with decommissioning our pipelines and facilities assets, as well as for plugging and abandoning our oil and gas assets. We record a liability for the fair value of an ARO at the time the asset is installed or placed in service. From time to time we adjust the liability due to changes in estimates or the timing of decommissioning the assets. ARO liability as of the dates indicated was as follows:

	June 30,	December 31
	2026	2025
	(in thousands)

AROs, at the beginning of the period	$6,025	$2,999
Liabilities settled	(869)	-
Changes in estimate	-	3,026
	5,156	6,025
Less: AROs, current portion	5,156	6,025
Long-term AROs, at the end of the period	$-	$-

BDPL's ARO estimate was  $5.2 million and $6.0 million related to decommissioning our pipeline and facilities assets at  June 30, 2026 and December 31, 2025, respectively. During the twelve months ended  December 31, 2025, we determined that the estimated future cost of decommissioning these assets changed, and as a result, we recorded a $3.0 million increase in our ARO liability. This increase resulted in a $3.0 million ARO asset impairment. During the three and six months ended June 30, 2026, we settled $0.9 million in our pipeline ARO. See "Note (14)" for additional disclosures related to our pipelines and facilities assets.

(11)	Lease Obligations

Lease Obligations

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a 24-month extension, the sixth amendment, to its operating lease at 801 Travis Street, Suite 2100, Houston, Texas 77002.

An Affiliate, LEH, sub-leases a portion of the 801 Travis Street office space through August 2026. BDSC received sub-lease income from LEH totaling $0.02 million for both the three months ended June 30, 2026 and 2025, and $0.03 million for both six months ended June 30, 2026 and 2025. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Affiliate sub-lease.

In January 2026, LEH entered into a new lease agreement for office space at 2301 Commerce Street, Suite 140, Houston Texas. LEH's lease commenced in July 2026. Blue Dolphin intends to sub-lease office space from LEH and change its corporate headquarters from 801 Travis Street to 2301 Commerce Street in connections with the natural termination of its existing operating lease.

Tank Leases

LE leases tanks from Ingleside under the Third Amended and Restated Master Services Agreement. Lease expense associated with the Third Amended and Restated Master Services Agreement totaled $0.3 million for both the three months ended June 30, 2026 and 2025, and $0.6 million for both the six months ended June 30, 2026 and 2025.

Due to its one-year term, the lease is being treated as short term.  As a result, the lease was not recorded on our balance sheet. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Third Amended and Restated Master Services Agreement.

Lease expense associated with the Terminal Services Release was $0.1 and none for the three months ended June 30, 2026 and 2025 , and $0.1 million and none for the six months ended June 30, 2026 and 2025. See “Note (3)” to our consolidated financial statements for additional disclosures related to the Terminal Services Release.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

		June 30,	December 31
	Balance Sheet Location	2026	2025
		(in thousands)
Assets
Operating lease ROU assets	Operating lease ROU assets	$497	$497
Less: Accumulated amortization on operating lease assets	Operating lease ROU assets	(448)	(306)

Total lease assets		49	191

Liabilities
Current
Operating lease	Current portion of lease liabilities	74	217

Noncurrent
Operating lease	Long-term lease liabilities, net of current	-	-
Total lease liabilities		$74	$217

Blue Dolphin Energy Company
June 30, 2026 | Page 27

Notes to Consolidated Financial Statements (Continued)

Weighted average remaining lease term in years
Operating lease	0.17
Weighted average discount rate
Operating lease	8.25%

The following table presents information related to lease costs incurred for operating and finance leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Operating lease costs	$73	$65	$147	$129
Short-term lease expense, related party	300	300	600	600
Total lease cost	$373	$365	$747	$729

The table below presents supplemental cash flow information related to leases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$75	$72	$150	$144

As of June 30, 2026, maturities of lease liabilities and future minimum annual lease commitments that are non-cancelable for the periods indicated was as follows:

June 30,	Operating Lease
(in thousands)

2027	$74
2028	-
$74

Blue Dolphin Energy Company
June 30, 2026 | Page 28

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

Tax Provision. The provision for income tax expense for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Current
Federal	$(675)	$18	$(1,193)	$(52)
State	(185)	(1)	(337)	(39)
Deferred
Federal	(4,007)	442	(7,168)	(85)
Total provision for income taxes	$(4,867)	$459	$(8,698)	$(176)

We record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. Furthermore, none of our federal and state income tax returns are currently under examination by the IRS or state authorities. As of June 30, 2026, years 2022 and later remain subject to examination by the IRS and years 2021 and later remain subject to examination by the State of Texas. We believe there are no uncertain tax positions for both federal and state income taxes.

U.S. GAAP treats Texas franchise tax, a form of business tax imposed on an entity’s gross profit rather than its net income, like an income tax for financial reporting purposes.

Deferred income taxes as of the dates indicated consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$1,732	$6,668
Business interest expense	2,519	4,719
Start-up costs (crude oil and condensate processing facility)	42	85
ARO liability/deferred revenue	1,253	1,265
Other	59	82
Total deferred tax assets	5,605	12,819

Deferred tax liabilities:
Basis differences in property and equipment	(8,420)	(8,466)

Deferred tax asset (liability), net	$(2,815)	$4,353

Blue Dolphin Energy Company
June 30, 2026 | Page 29

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

Valuation Allowance.  As of each reporting date, management considers new evidence, both positive and negative, to determine the realizability of deferred tax assets.  This assessment (of whether there is more than a 50% probability that our deferred tax asset is realizable) depends on the generation of future taxable income before the expiration of any NOL carryforwards.  We recorded no valuation allowance against our deferred tax assets as of  June 30, 2026 and December 31, 2025.

At  June 30, 2026, there were no uncertain tax positions for which a reserve or liability was necessary.

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

NOL carryforwards that remained available for future use for the periods indicated was as follows (amounts shown are net of NOLs that will expire unused because of the IRC Section 382 limitation):

	Net Operating Loss Carryforward
	Pre-Ownership	Post-Ownership
	Change	Change	Total
	(in thousands)

Balance at December 31, 2024	$3,871	$28,374	$32,245

Net operating losses used and expired	(494)	-	(494)

Balance at December 31, 2025	$3,377	$28,374	$31,751

Net operating losses used and expired	(783)	(22,719)	(23,502)

Balance at June 30, 2026	$2,594	$5,655	$8,249

Blue Dolphin Energy Company
June 30, 2026 | Page 30

Notes to Consolidated Financial Statements (Continued)

(13)	Earnings and Dividends Per Share

A reconciliation between basic and diluted income per share for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands,		(in thousands,
	except share and per share amounts)		except share and per share amounts)

Net income (loss)	$17,736	$(1,722)	$32,466	$522

Basic and diluted earnings (loss) per share	$1.19	$(0.12)	$2.18	$0.03
Basic and diluted shares used in computing earnings per share	14,921,968	14,921,968	14,921,968	14,921,968

Diluted EPS for the three and six months ended June 30, 2026 and 2025 was the same as basic EPS as there were no stock options or other dilutive instruments outstanding.  Basic and diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding.

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
June 30, 2026 | Page 31

Notes to Consolidated Financial Statements (Continued)

Contingencies - Supplier Dispute

The Company is disputing certain balances owed under its crude supply agreement.  As of  June 30, 2026, the Company had recorded an accounts payable balance of $14.5 million related to this supplier. The supplier asserted that additional amounts were due; however, the Company disputes these claims.  The matter primarily relates to pricing terms, and discussions with the supplier are ongoing.  The Company has evaluated this matter in accordance with Accounting Standards Codification Topic 450, Contingencies. Based on the information currently available, management believes that the likelihood of loss in excess of amounts recorded ranges from remote to reasonably possible. Accordingly, no additional accrual was recorded as of June 30, 2026.  While the Company does not believe a loss is probable, it is reasonably possible that a loss of up to approximately $3.4 million could be incurred. The Company is unable to estimate a more precise range of potential loss at this time. The ultimate resolution of this matter  may differ from the amounts currently recorded, and such differences could have a material effect on the Company’s financial position, results of operations, or cash flows in the period in which the matter is resolved.

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

Unresolved Matters

TCEQ Final Agreed Order Follow Up. In February 2025, TCEQ approved a final agreed order between the agency and LRM in which: (i) the TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and (ii) LRM accepted a final penalty amount of approximately $0.4 million. LRM is paying the penalty in monthly installments over a three-year period.  In June 2025, LRM submitted a third-party prepared Site Investigation Report to the TCEQ as required under the final agreed order.  In February 2026, the TCEQ requested additional assessment activities by LRM following review of the Site Investigation Report. LRM had 120 days (until June 6, 2026) to comply with the TCEQ's February 2026 letter request. However, based on preliminary progress reviewed by the agency, TCEQ granted LRM an extension to provide a revised Affected Property Assessment Report by September 4, 2026.

Supplemental Pipeline Bonds. BOEM periodically reevaluates both the rules that govern and whether a grant holder, lessee, or operator must provide supplemental financial assurance. Such additional security beyond minimum bonding requirements covers the present and future cost of decommissioning platforms and pipelines at the end of their production or service activities.

●

On March 9, 2026, in response to President Trump's Executive Order 14154 of January 20, 2025, Unleashing American Energy, BOEM published in the Federal Register a proposed Risk Management and Financial Assurance for Outer Continental Shelf ("OCS") Lease and Grant Obligations rule (the "2026 Proposed Rule") that would substantially revise certain provisions of the current Risk Management and Financial Assurance of OCS Lease and Grant Obligatons rule implemented in 2024 (the "2024 Final Rule"). The 2026 Proposed Rule, which proposes easing financial assurance requirements by lowering credit rating thresholds, reducing cost estimates, and providing greater flexibility using predecessor financial strength, intends to reverse many of the 2024 Final Rule's changes from the Biden Administration. Public comments on the 2026 Proposed Rule were originally due by May 8, 2026; however, BOEM extended the deadline to May 15, 2026. BOEM is currently reviewing and analyzing all comments that were submitted.

●

In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right of way that failed to comply. Although BDPL appealed the INCs in June 2018, the IBLA dismissed the appeal in August 2025 on the basis that: (i) one of the pipeline rights-of-way (ROW OCS-G 19655, HI A-173) was already decommissioned, and (ii) for the other four rights-of-way, BDPL should have challenged the March 2018 BOEM order, not the INCs issued due to BDPL's non-compliance with the March 2018 BOEM order (i.e., the doctrine of administrative finality).

As of the filing date of this report, BDPL completed field execution operations to decommission all of its offshore pipelines in federal waters; however, the company is preparing required documentation for submission to federal agencies. Once BSEE confirms that BDPL has satisfied its decommissioning obligations, the regulatory basis for requiring BDPL to maintain or provide financial assurance will be eliminated. BOEM can then authorize RLI Corp. to release the cash collateral backing BDPL's existing bonds and rescind the 2018 orders for additional financial assurance and the related INCs. We did not record a liability on our consolidated balance sheets as of  June 30, 2026 and December 31, 2025. At both  June 30, 2026 and December 31, 2025, BDPL maintained $1.2 million in cash-backed existing bonds issued to BOEM through RLI Corp. These bonds consisted of $0.9 million in supplemental pipeline bonds and $0.3 million for a general compliance area-wide bond.

Blue Dolphin Energy Company
June 30, 2026 | Page 32

Notes to Consolidated Financial Statements (Continued)

Offshore Platform Inspections, Decommissioning Obligations, INCs, and Civil Penalties. Until decommissioning, BSEE, PHMSA, and the U.S. Coast Guard, as applicable, require lessees and grant holders to inspect and maintain platforms and other structures in accordance with regulatory requirements.

Platform Inspection Obligation.  We are required by BSEE and the U.S. Coast Guard to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. I n April 2025, BSEE issued BDPL an INC for missed platform inspections; BSEE approved BDPL's correction in June 2025.  On January 7, 2026, BSEE issued BDPL an INC for failing to perform a Level 3 inspection on the GA-288C platform.  On January 26, 2026 BDPL requested an extension from BSEE on the basis that the platform would be decommissioned in the second quarter of 2026. On February 2, 2026, BSEE granted BDPL's extension request to July 31, 2026. However, due to Tropical Storms Arthur and Bertha the project has been delayed until the third quarter of 2026. On August 5, 2026, BDPL requested and BSEE granted an additional extension until November 1, 2026.

Decommissioning Obligations. BSEE mandated that BDPL's pipelines and facilities assets, including its platform offshore in federal waters, be decommissioned due to their extended period of inactivity. Beginning in mid-2025, management used a third-party consultant to conduct a request for bid process to decommission BDPL's offshore assets. In October 2025, the consultant completed its review, which resulted in final project bids that were double what management expected. As a result, management increased Blue Dolphin's ARO liability by $3.0 million at September 30, 2025.

Management is currently working to fulfill BDPL's decommissioning obligations to BSEE, PHMSA, and the USACOE related to these assets. As of the filing date of this report, BDPL completed field execution operations to decommission all of its offshore pipelines in federal waters, and it anticipates completing decommissioning operations related to its offshore platform during the third quarter of 2026. However, BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to issue INCs or impose civil penalties. At  June 30, 2026 , we accrued $2.2 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties.

BSEE INCs and Civil Penalties. BDPL has outstanding INCs and two open civil penalties (Civil Penalty G-2024-054 and Civil Penalty G-2024-056) issued from BSEE for failing to timely decommission its offshore assets. In July 2025, BSEE dismissed Civil Penalty G-2024-010 that was issued to BDPL in April 2024; no penalty was assessed against the company. In April 2026, BSEE and BDPL reached a settlement agreement regarding the INCs and two open civil penalties (the "Settlement Agreement"). The confidential Settlement Agreement, which does not relate to BOEM matters, requires specific payment and performance obligations on the part of BDPL. During the six months ended  June 30, 2026, we reversed a portion of the previous accrual for penalties associated with these matters in Gain on regulatory settlement.

There can be no assurance that BDPL will complete the anticipated decommissioning work or correctly predict the outcome of the BSEE INCs or civil penalties. If BDPL is unable to perform its obligations under the Settlement Agreement as intended, BSEE may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

Blue Dolphin Energy Company
June 30, 2026 | Page 33

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

Jonathan Carroll, our Chief Executive Officer, and an Affiliate together controlled 85.1% of the voting power of our Common Stock as of the filing date of this report.  An Affiliate also operates and manages all Blue Dolphin properties, funds working capital requirements during periods of working capital deficits, guarantees certain of our third-party secured debt, and is a significant customer.  Blue Dolphin and certain subsidiaries are currently parties to various agreements with Affiliates.  See “Part I, Item 1. Financial Statements – Note (3)” for additional disclosures related to Affiliate agreements, arrangements, and risks associated with working capital deficits.

Business Operations Update

During the first and second quarters of 2026, our results benefited from a significantly elevated differential between the cost of crude oil and the sales prices of our finished and unfinished products. This widening spread, which expanded rapidly during the period, had a favorable impact on our gross profit and margins. In addition, we realized benefits from selling inventory produced and valued at lower crude oil costs prior to the price increases.  There can be no guarantee that such factors will recur to the same degree, or at all, in any future period.

During the second quarter of 2026, gross profits were $25.1 million, or $24.5 million more favorable as compared to to the second quarter of 2025. For the six months ended June 30, 2026, gross profits were $45.7 million, or $39.0 million more favorable as compared to the six months ended June 30, 2025. Blue Dolphin's net income increased to $17.7 million, or $1.19 per share, for the three months ended June 30, 2026  compared to net income of ($1.7) million, or ($0.12) per share, for the three months ended June 30, 2025. For the six months ended June 30, 2026, net income was $32.5 million, or $2.18 per share, compared to net income of $0.5 million, or $0.03  per share, for the six months ended June 30, 2025.

Our full operating results for the three and six months ended June 30, 2026 and June 30, 2025, including results by segment, can be found within ‘Results of Operations.’

General Trends and Outlook

While we operate in the Gulf Coast region of the U.S., uncertainties that impact our business and industry remain surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including continued escalations and engagement in the Middle East). In addition, global crude oil and refined product markets have experienced significant volatility in 2026 due to the geopolitical instability in the Middle East, including the ongoing conflict involving Iran and resulting disruptions to maritime transit through the Strait of Hormuz. The extent to which these factors impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and future prospects will depend on future developments, which cannot be predicted with any degree of confidence. While it is difficult to predict the ultimate economic impacts of these factors on our operations, feedstock and petroleum products' commodity pricing and demand impacted our results of operations so far in 2026 and will likely impact our results of operations for the rest of 2026.

Blue Dolphin Energy Company
June 30, 2026 | Page 34

Management’s Discussion and Analysis (Continued)

We can provide no guarantees of the following: our business strategy will be successful, Affiliates will continue to fund our working capital needs when we experience working capital deficits, we will meet regulatory requirements to provide additional financial assurance (supplemental pipeline surety bonds) and decommission offshore pipelines and platform assets, we can obtain additional financing on commercially reasonable terms or at all, or margins on our refined products will be favorable.

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

Business Strategy and Accomplishments

We have outlined the below strategic business objectives to improve our financial profile and unlock future value.  These objectives are modified, as necessary, to reflect changing economic conditions and other circumstances.

Optimize Existing Asset Base	● Maintain safe operations and enhance health, safety, and environmental systems. ● Plan and manage turnarounds and downtime. ● Upgrade existing facility to produce additional refined products.
Improve Operational Efficiencies	● Reduce or streamline variable costs incurred in production. ● Increase throughput capacity and optimize product slate. ● Increase tolling and terminaling revenue.
Seize Market Opportunities	● Take advantage of market opportunities as they arise. ● Leverage existing infrastructure to engage in renewable energy projects.

Successful execution of our business strategy depends on multiple factors.  These factors include (i) having adequate working capital to meet operational needs and regulatory requirements, (ii) maintaining safe and reliable operations at the Nixon facility, (iii) meeting contractual obligations and, (iv) having favorable margins on refined products.  Our business strategy involves risks.  Accordingly, we cannot assure investors that our plans will be successful.  If we are unsuccessful, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs, or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations. In such a case, the trading price of our common stock and the value of an investment in our common stock could significantly decrease, which could lead to holders of our common stock losing their investment in our common stock in its entirety.

Blue Dolphin Energy Company
June 30, 2026 | Page 35

Management’s Discussion and Analysis (Continued)

Optimize Existing Asset Base. During the six months ended June 30, 2026, the Nixon facility experienced 7 days of downtime, which relates to maintenance and repairs (5 days), utility failure (1 day), and inventory management (1 day). Comparatively, the Nixon facility experienced 15 days of downtime for the six months ended June 30, 2025, which related to 3 days of maintenance and repairs and a 12 day pre-planned turnaround.

Improve Operational Efficiencies. During the three and six months ended June 30, 2026 we refurbished or replaced Nixon refinery components, including the naphtha stabilizer heater, boiler deaerator, crude oil desalter, and crude oil charge pump. These upgrades will improve product yields while reducing energy costs and facility downtime.

Seize Market Opportunities. Management will continue to seek ways to leverage our existing assets through strategic investments in new technologies where economically feasible, and review growth opportunities with potential commercial partners. Although the One Big Beautiful Bill Act (OBBBA) under the Trump Administration dismantled Biden-era renewable energy incentives, cancelled loan guarantees, froze grants, and repealed tax credits, the evolving policy environment has enhanced renewable energy opportunities in geothermal energy, Battery Energy Storage Systems (BESS), Advanced and Small Modular Nuclear (SMR), and solar and wind generation.

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

Crude Oil and Condensate Supply. In December 2023, we entered a crude supply agreement with MVP. This agreement provides a firm source of light-sweet Eagle Ford crude oil to the Nixon facility under improved credit terms, and the crude supply agreement renews on a quarterly evergreen basis.  Related to the crude supply agreement, MVP stores crude oil at the Nixon facility under a terminal services agreement. Management believes that MVP can provide us with adequate amounts of crude oil and condensate for the foreseeable future.  Because we obtain our crude oil and condensate without the benefit of a long-term crude supply agreement, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase, and our liquidity may be reduced. Similarly, if producers experience crude supply constraints and increased transportation costs, our crude acquisition costs may rise, or we may not receive sufficient amounts to meet our needs, which could result in refinery downtime and could materially affect our business, financial condition, and results of operations.

Products and Markets. Our market is the Gulf Coast region of the U.S., which is represented by the EIA as PADD 3.  We sell our products in the U.S. within PADD 3.  Occasionally, we sell refined products to customers that export to other countries. The Nixon refinery’s product slate is adjusted based on market demand. We currently produce a single finished product – jet fuel – and several intermediate products, including naphtha, HOBM, and AGO. An Affiliate, LEH, purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement; LEH then sells the jet fuel to the DLA under preferential pricing terms due to the Affiliate's HUBZone certification.  The agreement with LEH has a one-year term with automatic renewals.  Our intermediate products are primarily sold in nearby markets to wholesalers and refiners as a feedstock for further blending and processing.

Blue Dolphin Energy Company
June 30, 2026 | Page 36

Management’s Discussion and Analysis (Continued)

Customer s. Customers for our refined products include distributors, wholesalers, and refineries primarily in the lower portion of the Texas Triangle (the Houston – San Antonio – Dallas/Fort Worth area). An Affiliate, LEH, is a significant customer.  Most of our contracts require our customers to prepay, with us selling them fixed quantities or minimum quantities of finished and intermediate petroleum products. Many of these prepay arrangements are subject to periodic renegotiation on a forward-looking basis, which could result in higher or lower relative prices on future sales of our refined products. From time to time, we sell bulk product from a Gulf Coast point of shipment. We extend credit terms to allow the time required for transport from shipment point to destination and for the destination-date pricing to finalize.

Competition. Most of our competitors are larger than us, however we compete primarily based on cost. Due to the low complexity of our simple “topping unit” refinery, we can be relatively nimble in adjusting our refined products slate because of changing commodity prices, market demand, and refinery operating costs.

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

The Nixon refinery periodically undergoes planned and unplanned temporary shutdowns. We periodically complete a planned turnaround to repair, restore, refurbish, or replace refinery equipment. The timing of planned turnarounds is adjusted to capitalize on favorable market conditions. Occasionally, unplanned shutdowns occur. Unplanned downtime can occur for a variety of reasons.  Common reasons for unplanned downtime include repair/replacement of disabled equipment, extreme temperatures (high or low), and power outages.

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
June 30, 2026 | Page 37

Management’s Discussion and Analysis (Continued)

Inactive Operations. We own pipeline and facilities assets and have working interests in offshore oil and gas assets.  These assets are inactive.  Our pipeline assets were fully impaired in 2016 and our working interests in offshore oil and gas wells were fully impaired in 2011. Our pipeline assets and oil and gas working interests had no revenue during each of the  six months ended June 30, 2026 and 2025.

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
June 30, 2026 | Page 38

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

Q2 2026 Versus Q2 2025.

Overview. Net income (loss) for Q2 2026 was  $17.7 million or $ 1.19 per share, compared to net income (loss) of  ($1.7) million, or $ (0.12) per share, in 2025. The $19.4 million, or $1.31 per share, increase in net income between the periods was the result of more favorable gross margins.

Total Revenue from Operations.  Total revenue from operations was  $144.3 million for Q2 2026 compared to total revenue from operations of $56.6 million for Q2 2025, representing a increase of $87.7 million. The increase in Q2 2026 related to increases in refinery operations. Refinery operations revenue in Q2 2026 increased primarily due to a 56.3% increase in sales volume and higher market pricing. Tolling and terminaling revenue in Q2 2026 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $119.2 million for Q2 2026 compared to total cost of goods sold of $56.0 million for Q2 2025, representing an increase of 112.9%. The increase in Q2 2026 related to product sales mix, market pricing, and an 56.3%  increase in sales volumes.

Gross Profit. Gross profit totaled $25.1 million for Q2 2026 compared to gross profit of $0.6 million for Q2 2025. More favorable gross margins and an increase in sales volume positively impacted refinery operations gross profit in Q2 2026 compared to Q2 2025.

LEH Operating Fee, Related Party.  For Q2 2026 the LEH operating fee, related party totaled $0.3 million compared to $0.3 million for Q2 2025.

General and Administrative Expenses. General and administrative expenses totaled $0.9 million in Q2 2026 compared to general and administrative expenses of $0.7 million in Q2 2025. The $0.2 million, or 28.6%, increase in Q2 2026 primarily related to increased corporate expenses.

Interest and Other Non-Operating Expenses, Net. Total other expense in Q2 2026 was  $1.1 million compared to $1.6 million in Q2 2025, primarily related to a decrease in note balances.

Blue Dolphin Energy Company
June 30, 2026 | Page 39

Management’s Discussion and Analysis (Continued)

Consolidated EBITDA. Consolidated EBITDA in Q2 2026 totaled $24.4 million compared to $0.1 million in Q2 2025 representing an increase of $24.3 million. The increase in Q2 2026 was related to more favorable gross margins and higher sales volumes. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Three Months Ended
	June 30,
	2026	2025
	(in thousands)

Total revenue from operations	$144,255	$56,583

Total costs of good sold	119,155	56,033

Gross profit	25,100	550

LEH operating fee, related party	259	276
Other operating expenses	156	125
General and administrative expenses	885	704
Depreciation and amortization	74	74
Interest, net	1,123	1,552
Total costs and expenses	2,497	2,731

Income before income taxes	22,603	(2,181)

Income tax benefit (expense)	(4,867)	459

Net income (loss)	$17,736	$(1,722)

Income (loss) per common share
Basic	$1.19	$(0.12)
Diluted	$1.19	$(0.12)

	Three Months Ended
	June 30,
	2026	2025
	(in thousands)
Income before income taxes	$22,603	$(2,181)

Add: depreciation and amortization	720	717
Add: interest, net	1,123	1,552
Consolidated EBITDA	$24,446	$88

Blue Dolphin Energy Company
June 30, 2026 | Page 40

Management’s Discussion and Analysis (Continued)

YTD 2026 Versus YTD 2025.

Overview. Net income for YTD 2026 was $32.5 million or $2.18 per share, compared to net income of  $0.5 million, or $0.03 per share, in YTD 2025. The $32.0 million, or $2.15 per share,  increase in net income between the periods was the result  of more favorable gross margins.

Total Revenue from Operations.  Total revenue from operations was  $225.7 million for 2026 compared to total revenue from operations of $140.3 million for YTD 2025, representing an increase of $85.5 million. The increase in YTD 2026 related to an increase in refinery operations partially offset by a decrease in tolling and terminaling revenue. Refinery operations revenue in YTD 2026  increased  due to by higher market pricing partially and a 13.9%  increase in sales volume. Tolling and terminaling revenue in 2026 declined primarily due to lower tank rental fees.

Total Cost of Goods Sold. Total cost of goods sold was $180.1 million for 2026 compared to total cost of goods sold of $133.7 million for YTD 2025, representing a increase of 34.7%. The increase in YTD 2026 related to product sales mix and market pricing partially as well as a 13.9%  increase in sales volumes.

Gross Profit. Gross profit totaled $45.7 million for YTD 2026 compared to gross profit of $6.6 million for YTD 2025. Gross profit increased due to more favorable gross margins and an increase in sales volume.

LEH Operating Fee, Related Party.  For YTD 2026 and YTD  2025 the LEH operating fee, related party totaled $0.5 million.

General and Administrative Expenses. General and administrative expenses totaled $2.1 million in YTD 2026 compared to general and administrative expenses of $2.1 million in YTD 2025.

Gain on regulatory settlement.  During the six months ended June 30, 2026, we reversed a portion of previous accrual for penalties associated with matters related to the Settlement Agreement.

Interest and Other Non-Operating Expenses, Net. Total other expense in YTD 2026 was  $2.5 million compared to $3.0 million in YTD 2025.

Blue Dolphin Energy Company
June 30, 2026 | Page 41

Management’s Discussion and Analysis (Continued)

Consolidated EBITDA. Consolidated EBITDA in YTD 2026 totaled $45.1 million compared to $5.1 million in YTD 2025 representing an increase of $40.0 million. The increase in YTD 2026 was related to more favorable gross margins and an increase in sales volume. See Non-GAAP Measures, below, for a reconciliation to GAAP.

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)

Total revenue from operations	$225,745	$140,275

Total costs of good sold	180,075	133,652

Gross profit	45,670	6,623

LEH operating fee, related party	492	458
Other operating expenses	317	244
General and administrative expenses	2,057	2,059
Gain on regulatory settlement	(1,013)	-
Depreciation and amortization	148	148
Interest, net	2,505	3,016
Total costs and expenses	4,506	5,925

Income before income taxes	41,164	698

Income tax expense	(8,698)	(176)

Net income	$32,466	$522

Income per common share
Basic	$2.18	$0.03
Diluted	$2.18	$0.03

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Income before income taxes	$41,164	$698

Add: depreciation and amortization	1,439	1,431
Add: interest, net	2,505	3,016
Consolidated EBITDA	$45,108	$5,145

Downstream Operations. Our refinery operations business segment is owned by LE.  Assets within this segment consist of a light sweet-crude, 15,000-bpd crude distillation tower, petroleum storage tanks, loading and unloading facilities, and approximately 56 acres of land.  Refinery operations revenue is derived from refined product sales.

Blue Dolphin Energy Company
June 30, 2026 | Page 42

Management’s Discussion and Analysis (Continued)

Q2 2026 Versus Q2 2025

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Three Months Ended June 30,
	2026		2025
	(in thousands, except percent amounts)
LPG mix	$281	0.2%	$-	0.0%
Naphtha	27,790	19.4%	5,146	9.2%
Jet fuel	44,222	30.8%	24,121	43.2%
HOBM	41,124	28.7%	6,680	12.0%
AGO	30,073	20.9%	19,848	35.6%
	$143,490	100.0%	$55,795	100.0%

Refinery Downtime. Refinery downtime decreased to 1 day in Q2 2026  from 14 day in Q2 2025. Refinery downtime in Q2 2026 related to maintenance and repairs. Refinery downtime in Q2 2025 related to maintenance and repairs and a planned turnaround of 12 days.

Refinery Operations Revenue.  Refinery operations revenue was $143.5 million for Q2 2026 compared to $55.8 million for Q2 2025, representing an increase of 157.2%. The increase in Q2 2026 related to higher sales volume and more favorable market pricing.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $119.3 million for Q2 2026 compared to $56.1 million for Q2 2025, representing a increase of 112.7%.  The  increase in Q2 2026 was related to the product sales mix and higher crude pricing.

LEH Operating Fee, Related Party.  LEH operating fee for both Q2 2026 and Q2 2025 was $0.3 million.

Refining EBITDA. Refining EBITDA was $23.8 million in Q2 2026 compared to ($0.9) million in Q2 2025, representing an increase of 2795.8%. The significant increase in Q2 2026 was related to more favorable gross margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Blue Dolphin Energy Company
June 30, 2026 | Page 43

Management’s Discussion and Analysis (Continued)

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA was $20.79 for 2026 compared to ($1.21) for 2025, representing an increase of $22.00 per barrel. The increase in Q2 2026 related to more favorable gross margins.

	Three Months Ended
	June 30,
	2026	2025
	(in thousands)

Refinery operations revenue	$143,490	$55,795

Crude oil, fuel use, and chemicals	109,111	50,669
Other conversion costs	9,919	5,154
Depreciation and amortization	304	301
Cost of goods sold	119,334	56,124

LEH operating fee, related party	259	276
General and administrative expenses	370	580
Interest, net	621	928
Total costs and expenses	120,584	57,908

Income (loss) before income taxes	22,906	(2,113)

Add: depreciation and amortization	304	301
Add: interest, net	621	928
Refining EBITDA	$23,831	$(884)

Sales (Mbbls)	1,146	733

Refining operations EBITDA per bbl	$20.79	$(1.21)

YTD 2026 Versus YTD 2025

Total refined product sales by distillation (from light to heavy) for the periods indicated consisted of the following:

	Six Months Ended June 30,
	2026		2025
	(in thousands, except percent amounts)
LPG mix	$453	0.2%	$-	0.0%
Naphtha	37,175	16.6%	21,027	15.2%
Jet fuel	78,771	35.1%	52,344	37.7%
HOBM	62,407	27.8%	24,425	17.6%
AGO	45,409	20.3%	40,867	29.5%
	$224,215	100.0%	$138,663	100.0%

Refinery Downtime. Refinery downtime decreased to 7 days in YTD 2026  from 15 days in YTD 2025. Refinery downtime in YTD 2026 related to maintenance and repairs. Refinery downtime in YTD 2025 related to maintenance and repairs, including 12 days for a planned turnaround.

Refinery Operations Revenue.  Refinery operations revenue was $224.2 million for YTD 2026 compared to $138.7 million for YTD 2025, representing a increase of 61.7%. The increase in YTD 2026 related to more favorable market pricing and higher sales volume.

Cost of Goods Sold.  Cost of goods sold for refinery operations was $180.4 million for YTD 2026 compared to $133.8 million for YTD 2025, representing an increase of 34.8%.The  increase in YTD 2026 was related to the product sales mix and higher crude pricing as well as a 13.9%  increase in sales volumes.

LEH Operating Fee, Related Party.  LEH operating fee for YTD 2026 was $0.5 million compared to $0.5 million for YTD 2025.

Refining EBITDA. Refining EBITDA was  $43.0 million in YTD 2026 compared to  $4.0 million in YTD 2025, representing an increase of 975.0%. The significant increase in YTD 2026 was related to more favorable gross margins. See Non-GAAP Measures, below, for a reconciliation to GAAP.

Blue Dolphin Energy Company
June 30, 2026 | Page 44

Management’s Discussion and Analysis (Continued)

Refining Operations EBITDA per Bbl. On a per barrel basis, refining EBITDA  was $22.12 for 2026 compared to $2.36 for YTD 2025, representing an increase of $19.76 per barrel. The increase in YTD 2026 related to more favorable gross margins.

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)

Refinery operations revenue	$224,215	$138,663

Crude oil, fuel use, and chemicals	166,340	125,245
Other conversion costs	13,420	8,002
Depreciation and amortization	608	599
Cost of goods sold	180,368	133,846

LEH operating fee, related party	492	458
General and administrative expenses	918	919
Interest, net	1,475	1,764
Total costs and expenses	183,253	136,987

Income before income taxes	40,962	1,676

Add: depreciation and amortization	608	599
Add: interest, net	1,475	1,764
Refining EBITDA	$43,045	$4,039

Sales (Mbbls)	1,946	1,709

Refining operations EBITDA per bbl	$22.12	$2.36

Midstream Operations. Our tolling and terminaling business segment is owned by LRM and NPS.  Assets within this segment include petroleum storage tanks and loading and unloading facilities. Tolling and terminaling revenue is derived from storage tank rental fees, ancillary services fees (such as in-tank blending), and tolling and reservation fees for use of the naphtha stabilizer.

Q2 2026 Versus Q2  2025

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $1.5 million in Q2 2026 compared to $1.4 million in Q2 2025, representing an increase of 7.1%.  The increase in Q2 2026 related to higher tank rental fees.

Blue Dolphin Energy Company
June 30, 2026 | Page 45

Management’s Discussion and Analysis (Continued)

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $1.2 million in Q2 2026 compared to $1.1 million in Q2 2025.

	Three Months Ended
	June 30,
	2026	2025
	(in thousands)

Tolling and terminaling revenue	$1,465	$1,361

Tolling and terminaling costs	179	140
Depreciation and amortization	342	342
Cost of goods sold	521	482

General and administrative expenses	69	72
Interest, net	397	444
Total costs and expenses	987	998

Income before income taxes	478	363

Add: depreciation and amortization	342	342
Add: interest, net	397	444
Tolling and terminaling EBITDA	$1,217	$1,149

YTD 2026 Versus YTD  2025

Tolling and Terminaling Total Revenue. Tolling and terminaling total revenue was $2.8 million in YTD 2026 compared to $2.8 million in YTD 2025.

Tolling and Terminaling EBITDA.  We had tolling and terminaling EBITDA of $2.4 million in YTD 2026 compared to $2.3 million in YTD 2025, representing a increase of 4.3%

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)

Tolling and terminaling revenue	$2,797	$2,752

Tolling and terminaling costs	291	262
Depreciation and amortization	683	684
Cost of goods sold	974	946

General and administrative expenses	137	160
Interest, net	811	921
Total costs and expenses	1,922	2,027

Income before income taxes	875	725

Add: depreciation and amortization	683	684
Add: interest, net	811	921
Tolling and terminaling EBITDA	$2,369	$2,330

Blue Dolphin Energy Company
June 30, 2026 | Page 46

Management’s Discussion and Analysis (Continued)

Non-U.S. GAAP Measures.

The following are non-U.S. GAAP measures we present for the periods ended three and six months ended June 30, 2026 and 2025:

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

	Three Months Ended
	June 30,
	2026				2025
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$22,906	$478	$(781)	$22,603	$(2,113)	$363	$(431)	$(2,181)

Add: depreciation and amortization	304	342	74	720	301	342	74	717
Add: interest, net	621	397	105	1,123	928	444	180	1,552

EBITDA	$23,831	$1,217	$(602)	$24,446	$(884)	$1,149	$(177)	$88

	Six Months Ended
	June 30,
	2026				2025
	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total	Refinery Operations	Tolling & Terminaling	Corporate & Other	Total
	(in thousands)

Income (loss) before income taxes	$40,962	$875	$(673)	$41,164	$1,676	$725	$(1,703)	$698

Add: depreciation and amortization	608	683	148	1,439	599	684	148	1,431
Add: interest, net	1,475	811	219	2,505	1,764	921	331	3,016

EBITDA	$43,045	$2,369	$(306)	$45,108	$4,039	$2,330	$(1,224)	$5,145

Blue Dolphin Energy Company
June 30, 2026 | Page 47

Management’s Discussion and Analysis (Continued)

Capital Resources and Liquidity

Liquidity. Cash and cash equivalents totaled $30.7 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively, representing a increase of $29.7 million. A significant portion of our liquidity at June 30, 2026 was in held cash and invested in inventory and accounts receivable.  Restricted cash, current totaled $1.0 million at both June 30, 2026 and December 31, 2025. Restricted cash, current is related to a Huntington payment reserve account. Accounts receivable—related party, which was associated with the sale of jet fuel to LEH, totaled $11.3 million and $8.1 million at June 30, 2026 and December 31, 2025, respectively.

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

Gross margins, which are affected by commodity prices and refined product demand, are volatile, and a reduction in gross margins will adversely affect the amount of cash we will have available for working capital. Similarly, capital, credit, and commodity markets, tariffs, as well as military conflicts in the Middle East and Europe continue to evolve, and the extent to which these factors may impact our working capital, commodity prices, refined product demand, supply chain, financial condition, liquidity, results of operations, and prospects will depend on future developments, which cannot be predicted with any degree of confidence.  In the long term, we may not be able to manage business disruptions or execute our business strategy. We may have to consider other options, such as selling assets, or raising additional debt or equity capital.

Sources and Use of Cash.

Components of Cash Flows.

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Cash Flows Provided By (Used In):
Operating activities	$39,033	$(3,349)
Investing activities	(132)	(29)
Financing activities	(9,196)	4,116
Increase (decrease) in Cash and Cash Equivalents	$29,705	$738

Cash Flow from Operations.  We generated $39.0 million in cash flow from operations during the six months ended June 30, 2026 compared to using $3.3 million in cash flow from operations during the six months ended June 30, 2025. The $42.4 million increase in cash flow provided by operations between the periods was primarily due to more favorable gross margins from the refining segment in 2026.

Capital Expenditures. We spent $0.1 million and less than $0.1million in capital expenditures for the six months ended June 30, 2026 and 2025, however, we incurred $0.1 million in vendor financed capital expenditures during the six months ended June 30, 2025. Due to continued uncertainties surrounding general macroeconomic conditions related to inflation, tariffs, interest rates, capital and credit markets, and geopolitical tensions (including military escalations and engagement in the Middle East), we anticipate continuing to conservatively assess capital expenditures for the remainder of 2026. However, to the extent we can capitalize on growth opportunities, we may finance capital expenditures through project-based government loans.

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
June 30, 2026 | Page 48

Management’s Discussion and Analysis (Continued)

Financing Activities.  During the six months ended June 30, 2026, Blue Dolphin made payments on debt principal totaling  $9.2 million compared to payments on debt principal totaling $2.8 million for the six months ended June 30, 2025. Proceeds from debt was zero for the six months ended June 30, 2026 compared to proceeds from debt totaling $7.0 for the six months ended June 30, 2025.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement. Payment on related party debt was $7.7 million for the six months ended June 30, 2026.

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
BDPL

Blue Dolphin Energy Company
June 30, 2026 | Page 49

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
	Ritchie Bros. Financial Services

(1)

Our secured loan agreements with Huntington are subject to certain financial and non-financial covenants.  As of June 30, 2026, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  With respect to non-financial covenants, we are required to have a balance of $1.0 million in a payment reserve account held by Huntington. At both  June 30, 2026  and December 31, 2025 restricted cash totaled $1.0 million.

(2)	As of June 30, 2026 and the filing date of this report, the NPS Term Loan Due 2031 was in default due to non-financial covenant violations.
(3)	Original principal amount was $0.5 million; the loan was modified to increase the principal amount by $1.5 million; loan not forgivable.
(4)	Loan not forgivable.
(5)	In March 2025, LE entered into the Equipment Loan Due 2031 to purchase mobile offices; the mobile offices are used at the Nixon facility.

Blue Dolphin Energy Company
June 30, 2026 | Page 50

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

Lease Agreements.

Office Lease.  We maintain our corporate headquarters in Houston, Texas.  In October 2024, BDSC signed a 24-month extension, the sixth amendment, to its operating lease at 801 Travis Street, Suite 2100, Houston, Texas 77002.

An Affiliate, LEH, sub-leases a portion of the 801 Travis Street office space through August 2026. BDSC received sub-lease income from LEH totaling $0.02 for both the three months ended June 30, 2026 and 2025 , and $0.03 million for both the six months ended June 30, 2026 and 2025. NPS received ground lease income from LEH totaling $0.1 million and $0.0 million for the six months ended June 30, 2026 and 2025.

In January 2026, LEH entered into a new lease agreement for office space at 2301 Commerce Street, Suite 140, Houston, Texas; LEH’s lease commenced in July 2026. Blue Dolphin intends to sub-lease office space from LEH and change its corporate headquarters office from 801 Travis Street to 2301 Commerce Street in connection with the natural termination of its existing operating lease.

Tank Leases.

LE leases tanks from Ingleside under the Third Amended and Restated Master Services Agreement. Lease expense associated with the Third Amended and Restated Master Services Agreement totaled $0.3 million for both the three months ended June 30, 2026 and 2025, and $0.6 million for both the six months ended June 30, 2026 and 2025. See "Part I, Item 1. Financial Statements —Note (3)" to our consolidated financial statements for additional disclosures related to the Third Amended and Restated Master Services Agreement.

Lease expense associated with the Terminal Services Release was $0.1 million and none for the three months ended June 30, 2026 and 2025, and $0.1 million and none for the six months ended June 30, 2026 and 2025.

See “Note (3)” to our consolidated financial statements for additional disclosures related to the Terminal Services Release.

Blue Dolphin Energy Company
June 30, 2026 | Page 51

Management’s Discussion and Analysis (Continued)

Outstanding Original Principal, Debt Issue Costs, and Accrued Interest.  Related-party and third-party long-term debt, including outstanding original principal and accrued interest, as of the dates indicated was as follows:

Outstanding Principal.

	June 30,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$16,963	$17,532
LRM Term Loan Due 2034 (in default)	7,065	7,326
GNCU Loan
NPS Term Loan Due 2031 (in default)	7,884	8,495
LEH
Line of credit payable, related party	3,427	9,847
Amended and Restated BDPL-LEH Loan Agreement	2,138	3,463
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	2,000	2,000
LE Term Loan Due 2050	150	150
NPS Term Loan Due 2050	150	150
Equipment Loan Due 2031	118	127
	39,895	49,090

Less: Line of credit, related party	(3,427)	(9,847)
Less: Current portion of long-term debt, net	(32,648)	(34,561)
Less: Unamortized debt issue costs	(1,439)	(1,540)
	$2,381	$3,142

We classified the debt associated with the LE Term Loan Due 2034, LRM Term Loan Due 2034, and NPS Term Loan Due 2031 within long-term debt, current portion on our consolidated balance sheets at June 30, 2026 and December 31, 2025 due to being in default.

Debt Issue Costs. Unamortized debt issue costs associated with the Huntington and GNCU loans as of the dates indicated consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Huntington Loans
LE Term Loan Due 2034 (in default)	$1,674	$1,674
LRM Term Loan Due 2034 (in default)	768	768
GNCU Loan
NPS Term Loan Due 2031 (in default)	730	730

Less: Accumulated amortization	(1,733)	(1,632)
	$1,439	$1,540

Amortization expense was less than $0.1 million for both the three months ended June 30, 2026 and 2025 and $0.1 million for both the  six months ended June 30, 2026 and 2025.

Blue Dolphin Energy Company
June 30, 2026 | Page 52

Management’s Discussion and Analysis (Continued)

Accrued Interest. Related-party and third-party accrued interest payable associated with long-term debt in our consolidated balance sheets, as of the dates indicated consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)

LEH
Amended and Restated BDPL-LEH Loan Agreement	$-	$17
Jonathan Carroll
Guaranty fee agreements	10	7
Huntington Loans
LE Term Loan Due 2034 (in default)	178	41
LRM Term Loan Due 2034 (in default)	49	52
GNCU Loan
NPS Term Loan Due 2031 (in default)	15	15
SBA Economic Injury Disaster Loans
Blue Dolphin Term Loan Due 2051	30	51
LE Term Loan Due 2050	3	5
NPS Term Loan Due 2050	3	5
	288	193
Less: Accrued interest payable, current portion	(288)	(193)
Long-term interest payable, net of current portion	$-	$-

Defaults. As of June 30, 2026 and through the filing date of this report, LE and LRM were in default related to financial covenants under the LE Term Loan Due 2034 and LRM Term Loan Due 2034.  NPS was in default related to non-financial covenants under the NPS Term Loan Due 2031.  Defaults may permit lenders to declare the amounts owed under the related loan agreements immediately due and payable, exercise their rights with respect to collateral securing obligors’ obligations, and exercise any other rights and remedies available. Any exercise by lenders of their rights and remedies under secured loan agreements that are in default could have a material adverse effect on our cash position.

Proceeds from Debt. Proceeds from debt totaled $0.0 million for the six months ended June 30, 2026 compared to proceeds from debt totaling $7.0 million for the six months ended June 30, 2025.  In 2025, proceeds from debt related to the Second Amended and Restated Affiliate Revolving Credit Agreement.

Blue Dolphin Energy Company
June 30, 2026 | Page 53

Management’s Discussion and Analysis (Continued)

Concentration of Customer Risk

We routinely assess the financial strength of our customers.  To date, we have not experienced significant write-downs in accounts receivable balances.  We believe that our accounts receivable credit risk exposure is limited.

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	June 30,
Three Months Ended	Customers	from Operations	(in millions)

June 30, 2026	3	65.3%	$11.1
June 30, 2025	3	88.7%	$8.9

			Portion of
			Accounts
	Number of	% Total	Receivable at
	Significant	Revenue	June 30,
Six Months Ended	Customers	from Operations	(in millions)

June 30, 2026	2	55.5%	$11.1
June 30, 2025	2	64.9%	$8.5

One of our significant customers is LEH, an Affiliate. LEH purchases most of our jet fuel under the Amended and Restated Jet Fuel Sales Agreement and sells the jet fuel to the DLA under preferential pricing terms due to its HUBZone certification.  The Affiliate lifts the jet fuel, which is stored at the Nixon Facility, as needed. LEH accounted for 31.1% and 43.6% of our total revenue from operations for the three months ended June 30, 2026 and 2025, respectively. LEH accounted for 35.4% and 35.8% of our total revenue from operations for the six months ended June 30, 2026 and 2025, respectively.  The Affiliate represented $11.3 million and $8.1 million in accounts receivable, related party at June 30, 2026 and December 31, 2025, respectively.

Bank Accounts.  Financial instruments that potentially subject us to concentrations of risk consist primarily of cash, trade receivables and payables. We maintain cash balances at financial institutions in Houston, Texas. The FDIC insures certain financial products up to a maximum of $250,000 per depositor.  At June 30, 2026 and December 31, 2025, our cash balances (including restricted cash) exceeded the FDIC insurance limit per depositor by $31.2 million and $1.5 million, respectively. Instability and volatility in the capital, credit, and commodity markets, as well as with financial institutions, could adversely affect our cash balances (including restricted cash) in excess of FDIC insurance limits per depositor. In the event that banks in which we maintain our cash balances (including restricted cash) fail, there can be no assurance that the federal government and the Federal Reserve would intervene.

Regulatory Activities.

BOEM. See "Part II, Item 1. Legal Proceedings —Unresolved Matters—BOEM Supplemental Pipeline Bonds."

BSEE.  See “Part I, Item 1. Financial Statements —Notes (11) and (14)” and “Part II, Item 1. Legal Proceedings—Unresolved Matters—Offshore Platform Inspections, Decommissioning Obligations, INCs, and Civil Penalties.”

TCEQ.  See "Part II, Item 1. Legal Proceedings—Unresolved Matters—TCEQ Final Agreed Order Follow Up."

Off-Balance Sheet Arrangements. None.

Accounting Standards.

Critical Accounting Policies and Estimates

Critical Accounting Policies. Our critical accounting policies relate to revenue recognition; inventory; property and equipment; income taxes; asset retirement obligations. For additional disclosures, see "Part I, Item 1. Financial Statements—Note (2)" herein and "Part II, Item 8. Financial Statements and Supplementary Data—Note (2)” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC, which summarized our significant accounting policies.

Estimates. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those estimates that require complex or subjective judgment in the application of the accounting policy and that could significantly impact our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to impairment of long-lived assets, asset retirement obligations, and valuation allowance for deferred tax assets, as described in "Part I, Item 1. Financial Statements—Notes (2), —(10), and —(12)" herein and "Part II, Item 8. Financial Statements and Supplementary Data—Notes (2), —(10), and —(12)” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC.

Blue Dolphin Energy Company
June 30, 2026 | Page 54

Management’s Discussion and Analysis (Continued)

New Accounting Standards and Disclosures

New Pronouncements Adopted.  During the six months ended June 30, 2026 we did not adopt any ASUs.

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
June 30, 2026 | Page 55

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

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unresolved Matters

TCEQ Final Agreed Order Follow Up.  In February 2025, TCEQ approved a final agreed order between the agency and LRM in which: (i) the TCEQ acknowledged that LRM had ceased unauthorized disposal of industrial solid waste and industrial hazardous waste and (ii) LRM accepted a final penalty amount of approximately $0.4 million. LRM is paying the penalty in monthly installments over a three-year period.  In June 2025, LRM submitted a third-party prepared Site Investigation Report to the TCEQ as required under the final agreed order.  In February 2026, the TCEQ requested additional assessment activities by LRM following review of the Site Investigation Report. LRM had 120 days (until June 6, 2026) to comply with the TCEQ's February 2026 letter request. However, based on preliminary progress reviewed by the agency, TCEQ granted LRM an extension to provide a revised Affected Property Assessment Report by September 4, 2026.

Blue Dolphin Energy Company
June 30, 2026 | Page 56

Legal Proceedings (Continued)

BOEM Supplemental Pipeline Bonds
.
BOEM periodically reevaluates both the rules that govern and whether a grant holder, lessee, or operator must provide supplemental financial assurance. Such additional security beyond minimum bonding requirements covers the present and future cost of decommissioning platforms and pipelines at the end of their production or service activities.

●

On March 9, 2026, in response to President Trump's Executive Order 14154 of January 20, 2025, Unleashing American Energy, BOEM published in the Federal Register a proposed Risk Management and Financial Assurance for Outer Continental Shelf ("OCS") Lease and Grant Obligations rule (the "2026 Proposed Rule") that would substantially revise certain provisions of the current Risk Management and Financial Assurance of OCS Lease and Grant Obligatons rule implemented in 2024 (the "2024 Final Rule"). The 2026 Proposed Rule, which proposes easing financial assurance requirements by lowering credit rating thresholds, reducing cost estimates, and providing greater flexibility using predecessor financial strength, intends to reverse many of the 2024 Final Rule's changes from the Biden Administration. Public comments on the 2026 Proposed Rule were originally due by May 8, 2026; however, BOEM extended the deadline to May 15, 2026. BOEM is currently reviewing and analyzing all comments that were submitted.

●

In March 2018, BOEM ordered BDPL to provide additional financial assurance totaling approximately $5.7 million for five existing pipeline rights-of-way, an increase of approximately $4.8 million.  In June 2018, BOEM issued BDPL INCs for each right of way that failed to comply.  Although BDPL appealed the INCs in June 2018, the IBLA dismissed the appeal in August 2025 on the basis that: (i) one of the pipeline rights-of-way (ROW OCS-G 19655, HI A-173) was already decommissioned, and (ii) for the other four rights-of-way, BDPL should have challenged the March 2018 BOEM order, not the INCs issued due to BDPL's non-compliance with the March 2018 BOEM order (i.e., the doctrine of administrative finality).

As of the filing date of this report, BDPL completed field execution operations to decommission all of its offshore pipelines in federal waters; however, the company is preparing required documentation for submission to federal agencies. Once BSEE confirms that BDPL has satisfied its decommissioning obligations, the regulatory basis for requiring BDPL to maintain or provide financial assurance will be eliminated. BOEM can then authorize RLI Corp. to release the cash collateral backing BDPL's existing bonds and rescind the 2018 orders for additional financial assurance and the related INCs. We did not record a liability on our consolidated balance sheets as of June 30, 2026 and December 31, 2025. At both June 30, 2026 and December 31, 2025, BDPL maintained $1.2 million in cash-backed existing bonds issued to BOEM through RLI Corp. These bonds consisted of $0.9 million in supplemental pipeline bonds and $0.3 million for a general compliance area-wide bond.

Offshore Platform Inspections, Decommissioning Obligations, INCs, and Civil Penalties.
Until decommissioning, BSEE, PHMSA, and the U.S. Coast Guard, as applicable, require lessees and grant holders to inspect and maintain platforms and other structures in accordance with regulatory requirements.

Platform Inspection Obligation.
We are required by BSEE and the U.S. Coast Guard to perform annual structural inspections of our offshore platform, as well as to perform monthly platform checks of navigational aids, fog horns, and lifesaving equipment. In April 2025, BSEE issued BDPL an INC for missed platform inspections; BSEE approved BDPL's correction in June 2025. On January 7, 2026, BSEE issued BDPL an INC for failing to perform a Level 3 inspection on the GA-288C platform.  On January 26, 2026 BDPL requested an extension from BSEE on the basis that the platform would be decommissioned in the second quarter of 2026. On February 2, 2026, BSEE granted BDPL's extension request to July 31, 2026. However, due to Tropical Storms Arthur and Bertha the project has been delayed until the third quarter of 2026. On August 5, 2026, BDPL requested and BSEE granted an additional extension until November 1, 2026.

Decommissioning Obligations.
BSEE mandated that BDPL's pipelines and facilities assets, including its platform offshore in federal waters, be decommissioned due to their extended period of inactivity. Beginning in mid-2025, management used a third-party consultant to conduct a request for bid process to decommission BDPL's offshore assets. In October 2025, the consultant completed its review, which resulted in final project bids that were double what management expected. As a result, management increased Blue Dolphin's ARO liability by $3.0 million at September 30, 2025.

Management is currently working to fulfill BDPL's decommissioning obligations to BSEE, PHMSA, and the USACOE related to these assets. As of the filing date of this report, BDPL completed field execution operations to decommission all of its offshore pipelines in federal waters, and it anticipates completing decommissioning operations related to its offshore platform during the third quarter of 2026. However, BDPL's delay in decommissioning its offshore assets does not relieve BDPL of its obligations to comply with BSEE's mandate or of BSEE's authority to issue INCs or impose civil penalties. At  June 30, 2026 , we accrued $2.2 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties.

Blue Dolphin Energy Company
June 30, 2026 | Page 57

Legal Proceedings (Continued)

BSEE INCs and Civil Penalties.

BDPL has outstanding INCs and two open civil penalties (Civil Penalty G-2024-054 and Civil Penalty G-2024-056) issued from BSEE for failing to timely decommission its offshore assets. In July 2025, BSEE dismissed Civil Penalty G-2024-010 that was issued to BDPL in April 2024; no penalty was assessed against the company. In April 2026, BSEE and BDPL reached a settlement agreement regarding the INCs and two open civil penalties (the "Settlement Agreement"). The confidential Settlement Agreement, which does not relate to BOEM matters, requires specific payment and performance obligations on the part of BDPL. At June 30, 2026, we accrued $2.2 million on our balance sheet within accrued expenses and other current liabilities related to BSEE civil penalties.

There can be no assurance that BDPL will complete the anticipated decommissioning work or correctly predict the outcome of the BSEE INCs or civil penalties.  If BDPL is unable to perform its obligations under the Settlement Agreement as intended, BSEE may exercise its rights under supplemental pipeline bonds or exercise any other rights and remedies it has available.

Default under a Secured Loan Agreement. As of June 30, 2026 and the filing date of this report, certain of our bank debt to Huntington was in default related to a financial covenant violation, and bank debt to GNCU was in default related to non-financial covenant violations. See “Note (9)” to our consolidated financial statements for additional disclosures related to third-party debt, default on such debt, and the potential effects of such a default on cash position.

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
June 30, 2026 | Page 58

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
June 30, 2026 | Page 59

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE DOLPHIN ENERGY COMPANY
(Registrant)

August 14, 2026	By:	/ s / BRYCE D. KLUG
Bryce D. Klug Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Blue Dolphin Energy Company
June 30, 2026 | Page 60